Form 10KSB
period 1995-08-31
WESTWIND GROUP INC
filed 1995-11-30
CIK 838783

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                             FORM 10-KSB


      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended August 31, 1995

                                  OR

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                  Commission file number 33-23884-LA


                       THE WESTWIND GROUP, INC.
     (Name of Small Business Issuer as specified in its charter)

            Delaware                               95-4171726
    ________________________                   __________________
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)               Identification No.)
    1746 1/2 Westwood Boulevard                         90024
    Los Angeles, California                        (Zip Code)
(Address of principal executive offices)

   Issuer's telephone number, including area code:  (310) 470-6949

Securities  registered pursuant to Section 12(b) of the Exchange  Act:
None

Securities  registered pursuant to Section 12(g) of the Exchange  Act:
None

     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No    .
                                      ----    ----

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                       X
                                      ---
      The Issuer's revenues for the fiscal year ending August 31, 1995 were $758,473

      As of November 20, 1995, 7,422,768 shares of the Issuer's common stock were issued and outstanding, 1,834,250 of which were held by non-affiliates. As of November 20, 1995, there was not an active trading market for the Issuer's common stock.

              DOCUMENTS INCORPORATED BY REFERENCE:  NONE

ITEM 1.  BUSINESS
General

      The Westwind Group, Inc. (the "Company") is a producer and distributor of motion pictures and television movies. The Company's motion pictures are intended to be distributed in domestic and foreign theaters and for release in other markets such as home video, pay-per-view, pay television and free television. Westwind Productions, Inc., a wholly-owned subsidiary of the Company, is the Company's production division. Westwind Releasing Corp., another wholly-owned subsidiary of the Company, is the Company's distribution division. Throughout this Form 10-KSB, the Company and its subsidiaries are sometimes collectively referred to as the "Company."

      The Company began operations in 1985, and has produced fifteen feature length motion pictures since inception.

      The Company has primarily financed its pictures through privately placed limited partnerships and distribution advances. The Company will continue to use private investors and advances from distribution sources to fund the costs of motion picture production but may also attempt, subject to adequate capital, to finance all or part of motion pictures from its own funds.

Film Production During Fiscal Years 1995 and 1994

     During the fiscal years ended August 31, 1995, 1994 and 1993 the Company completed production of the following films:


                                                                   Fiscal
                                                                    Year
          Picture       Description              Released       Completed

One Man's Justice   Action  film  staring        Live Entertainment  1995
                    Brian Boseworth

Ultimate Desire     Erotic thriller              Showcase            1994
                    starring Martin Kemp,        Entertainment
                    Kate Hodge, Deborah Shelton  (Foreign)

The Child           Drama thriller               Norstar             1994
 Co-produced         starring                    Entertainment
 with Allegro        Darlanne Fluegel,           (Foreign)
 Films               M. Emmett Walsh,
                     and James Brolin

Sherlock:Undercover Family adventure             Columbia/           1993
Dog                 talking dog mystery          Tri-Star
                                                 Video-(U.S. Video)
                                                 MDP Worldwide (Foreign)

Martial Outlaw      Action/adventure             Republic            1993
Co-produced         starring Jeff                Pictures (U.S.Markets)
with Image          Wincott                      Image
Organization                                     Organization (Foreign)

The Neighbor        Drama thriller               Academy             1993
Co-produced         starring Rod                 Entertainment
with Allegro        Steiger and Linda            (U.S.Video) CBS
                    Kozlowski                    (U.S.Television)
                                                 Image Organi-
                                                 zation (Foreign)

The Hit List        Drama thriller               Showtime            1993
Co-produced         starring                     Networks, (U.S.
with Showtime       Jeff Fahey, Yancy            Television)
Networks, Inc.      Butler, James                Vision Intern-
                    Coburn                       ational (Foreign)
                                             Columbia/Tri-Star Home Video
                                               (U.S. Video)
Current Projects:

      During the fiscal year ending August 31, 1996, the Company expects to complete production of one feature film.

      There can be no absolute assurance that any film scheduled for production or release will be completed or released in accordance with the anticipated schedule or budget.

Overhead and Ownership:

      In an effort to maintain overhead costs as low as possible, the Company does not maintain a substantial staff of creative or technical personnel. Management believes that sufficient motion picture creative and technical personnel, such as screenwriters, directors and performers, are available in the market at acceptable prices to enable the Company to produce as many motion pictures as it currently plans or anticipates. Currently, the Company does not own or operate sound stages and related production facilities generally referred to as a "studio" and does not have the fixed payroll, general and administrative and other expenses resulting from ownership and operation of a studio.

      The initial step in motion picture production is the acquisition of the artistic property or story on which the motion picture will be based. An artistic property may consist of a book, screenplay, story or synopses of a story. The Company and its affiliates currently own all or a portion of many screenplays and synopses. The Company may acquire artistic properties from various sources. It may acquire a finished screenplay directly from its creator or owner. The Company may create a story synopsis in-house or purchase synopsis from an unaffiliated party. It may then hire a screenwriter to write a motion picture screenplay which can potentially be developed into a motion picture.

Distribution:

       The Company, through Westwind Releasing Corp., makes distribution arrangements for its films with the various foreign and domestic U.S. homevideo, television and pay-per-view distributors. Most of the films' foreign arrangements are made through foreign sales representatives, whereby the representative is the agent whom the various foreign distributors contact and pay a non-refundable advance in order to acquire the rights to distribute the film in their territory.

Competition:

      The business of motion picture production and distribution is highly competitive. There are numerous competitive factors in the motion picture production and distribution industry, including the quality, variety and timing of products and marketing efforts. The Company competes with "major" film studios as well as with independent motion picture and television production companies for the acquisition of literary properties and for the services of performing artists and technical personnel. The Company competes with others in the sale and distribution of motion pictures. The Company also competes for available production financing. The Company's ability to acquire artistic properties and to engage the services of creative and technical personnel and to distribute its motion pictures will be limited by its financial resources. Many of the organizations with which the Company competes have far greater financial resources than the Company.

Copyrights:

Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, which provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, art work, still photography and motion picture properties are each separate works subject to copyright under most copyright laws, including the United States Copyright Act of 1976. The Company plans to take appropriate and reasonable measures to secure, protect and maintain or obtain agreements to secure, protect and maintain copyright protection for all Company pictures under the laws of applicable jurisdictions.

Government Regulation:

      The Code and Ratings Administration of the Motion Picture Association of America, an industry trade association, assigns ratings for age-group suitability for theatrical distribution of motion pictures. The Company follows the practice of submitting its pictures for such ratings. Certain of the Company's pictures may be given an "R" rating, which means that children under certain age may, under rules enforced by the theatrical exhibitors, view such pictures only if accompanied by an adult. Management's current policy is to produce motion pictures which qualify for a rating no more restrictive than "R".

Employees:

     At August 31, 1995, the Company employed three (3) full-time employees in its Los Angeles office. During the production of a motion picture as many as 40 people are engaged by the Company for periods of six weeks or longer. The Company has granted, and will grant, to actors, directors, screenwriters, and other important creative and financial elements, rights to participate in the net profits or gross revenues of particular pictures.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company leases its principal offices at 1746 1/2Westwood Blvd., Los Angeles, California, 90024, on a month-to-month basis and pays $760 per month in rent. The Company also has a $1,450 month to month lease for additional office space. The leases are terminable by either the Company or the landlords upon thirty
days  written  notice.   The  Company's  office  facilities   are
adequate for its current needs. The Company believes it could readily find suitable replacement office facilities if necessary.

ITEM 3.  LEGAL PROCEEDINGS

      To the best knowledge of the Company, it is not a party to any pending or threatened litigation or proceeding material to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's securities holders during the fourth quarter of the fiscal year ending August 31, 1995.

                            PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      A. Market for Common Stock. There is no active market for the Company's securities. The Company's stock has been traded in the over-the-counter market.

      B. Holders of Common Stock. The approximate number of holders of record of the Company's 7,422,768 shares of Common Stock was 707 as of November 22, 1994. A number of the Company's record shareholders are broker/dealers whom are holding record title of the Company's Common Stock for numerous customers. Accordingly, the Company believes the actual number of beneficial holders of its Common Stock is greater than the number of shareholders of record.

      C. Dividends. The Company has never paid a cash dividend to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

      The following discussion should be read in conjunction with
the   consolidated  financial  statements  and  notes  to   those
statements attached hereto.

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidation financial statements also include the accounts of several limited and general partnerships for which the Company acts as general partner and in which it holds ownership, financial or operating control.

Results  of  Operations for the Years Ended August 31,  1995  and
1994

      Revenues: The Company's principal objective is to produce and distribute one to four motion pictures each year with commercial subject matter. Film revenues are derived primarily from the distribution of feature films in both domestic and foreign markets. The Company's revenues are derived from management and marketing fees relating to specific motion pictures, from fees for film production services and from distributive shares in partnerships and joint ventures formed to finance motion pictures. The Company's revenues and net income are dependent upon the level of film activity engaged in by the Company as well as by the success of the particular motion pictures released by the Company in any given year. Most of the income which will be generated by a motion picture will be generated in the year in which it is released and distributed. Thereafter, minimum revenues are received from such motion picture.

              1995         1994       1993        1992       1991

Revenues    $758,473   $1,720,216  $3,732,046   $1,648,970  $786,145
Production   870,917    1,175,729   2,489,694    1,212,704   284,743
  Costs
Gross       (112,444)     544,487   1,242,352      436,266   501,402
Profit
(less)
Operating    339,895      434,597     726,843      400,150   352,642
Expense
Other         12,273      (91,679)        197      (53,086)   10,869
Income
(Expense)
Minority     131,242     (158,823)    (206,682)    (122,395) (13,637)
Interest
in
Partnerships
NetIncome    (220,263)   (75,359)      180,799     (99,165)   93,593
(loss)
Net            (.030)      (.01)        .024        (.013)      .015
Income
(loss)per
share

      Total revenues for the year ending August 31, 1995, were $758,473 as compared with $1,720,216 for the year ended August 31, 1994, a reduction of approximately 56%. The decrease in total revenues from 1994 to 1995 was primarily the result of fewer films released. The market for lower priced films has changed in recent years and at the same time, the average cost of the Company's productions has increased. The Company's revenues has decreased in each of the last two years and it is likely to continue to decrease this year as film production will continue to be limited. The Company wrote down the carrying value of film inventory to not realizable value for the film "Ultimate Desire" in the amount of $292,364 and $70,843 for the years ended August 31, 1995 and 1994

      The Company's revenues are generated from film distribution in the domestic market (the United States and Canada) as well as from films distributed in foreign markets. The Company utilizes the services of two principal foreign sales agents. During the year ended August 31, 1995, approximately 66% of the Company's total film revenues were generated by foreign sales as compared to 60% for the year ending August 31, 1994. The Company anticipates that it will continue to be dependent upon the efforts of foreign sales agents for a significant portion of its total film revenues during the current fiscal year.

Operating  Expenses, Operating Income and Other Income  and
Expenses:

For  the  year ended August 31, 1995,  the  Company's
operating expenses were $339,895 compared to $434,597 for the year ended August 31, 1994. The Company incurred a loss from operations of $452,339 for the year ending August 31, 1995 as compared to income of $109,890 for the year ending August 31,
1994. This loss was a result of decreased film production and revenue generation. For the year ended August 31, 1994, the
Company had a write off of $120,015 in connection with the dissolution of limited partnerships which had been formed to finance earlier film productions. There was no such write off for the year ended August 31, 1995.

      Net Loss: For the fiscal year ended August 31, 1995, the Company had a net loss of $220,263 which included $64,566 for extraordinary income related to a forgiveness of a production fee owed by a consolidated partnership. The extraordinary forgiveness of debt was offset by bad debt expense of the same amount recorded as general and administrative expense. For the year ended August 31, 1994, the Company had a net loss of $75,359. The Company's income is dependent upon revenues which is dependent upon not only on total film activity, but upon the timing of the completion of films and the release dates of films.

      Changes in Accounting Principles: The Financial Accounting Standards Board has issued Statement No. 109 regarding accounting for income taxes. This statement requires an asset and liability approach to determining deferred income tax amounts and income tax expenses for the period. Effective for the year ended August 31, 1994, the Company adopted FASB Statement 109 "Accounting for Income Taxes." The cumulative effect/benefit of the change of accounting for prior years is $55,351 and has been included in the Statement of Income for the year ended August 31, 1994. There was no tax adjustment for the year ended August 31, 1995.

       Inflation and Foreign Exchange: Generally, costs in connection with producing and distributing motion pictures have increased during recent years. This may affect results of operations in future periods. However, the Company believes inflation has not had a material affect on the Company's operations to date.

     The Company does not believe that recent fluctuations in the value of the dollar in relationship to foreign currency has had any material impact on its operating results or that a continuation of current currency exchange levels will have any material adverse impact in the future.

Financial Condition and Capital Resources

      The Company's film productions have generally been funded through limited and general partnerships and from third party sources. The Company has received revenues from film activities and distributions from partnerships in which it is the general partner.

      The Company had cash and cash equivalents of $286,335 at August 31, 1995, as compared to $255,626 at August 31, 1994. Total current assets decreased significantly to $1,090,505 at August 31, 1995, compared to $1,808,366 at August 31, 1994.

      The Company has historically financed its productions through limited partnership financing, co-production ventures and from other sources. For the fiscal year ended August 31, 1996, the Company anticipates it will be involved in the production of one motion picture that will cost approximately $6,000,000 none of which is expected to be provided by the company. The Company will continue to develop scripts with its own funds.

      The Company projects its operating expenses for the next 12 months to be approximately $300,000 exclusive of investments in film projects. Operating expenses increase and decrease as a result of overall film activity. The Company believes it will be able to generate sufficient funds to meet its current liabilities for the next 12 months.

      The Company's revenues have declined significantly in each of the last two years, and management anticipates there will be further decline this year. The Company's current assets have decreased significantly during the last year. The market for lower budget films has changed during the last several years and as a consequence, the Company's film production has decreased. Management is considering strategies for future business operations including considerations of participating in other business ventures. However, as of the date hereof, no decisions have been made to change the Company's business plan.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 Index to Financial Statements
Financial Statements

Independent Auditor's Report                           9

Consolidated Balance Sheet
  Year ended August 31, 1995                        10-11

Consolidated Statements of Operations
  Years ended August 31, 1995 and 1994              12-13

Consolidated Statements of Stockholders' Equity
  Years ended August 31, 1995 and 1994                 14

Consolidated Statements of Cash Flows
  Years ended August 31, 1995 and 1994              15-16

Notes to Consolidated Financial Statements          17-24

               PETERSON, SILER & STEVENSON, P.C.
                       430 EAST 400 SOUTH
                 SALT LAKE CITY, UTAH  84111
                         (801) 328-2727




                  INDEPENDENT AUDITORS' REPORT




Board of Directors
THE WESTWIND GROUP, INC.
Los Angeles, California


We have audited the accompanying consolidated balance sheet of The Westwind Group, Inc. and its subsidiaries as of August 31, 1995 and the related consolidated statements of operations stockholders' equity, and cash flows for the years ended August 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements examined by us present fairly, in all material respects, the financial position of The Westwind Group, Inc. and its subsidiaries as of August 31, 1995 and the results of their operations, and their cash flows for the years ended August 31, 1995 and 1994, in conformity with generally accepted accounting principles.


  /S/ PETERSON, SILER & STEVENSON, P.C.

October 19, 1995

                    THE WESTWIND GROUP, INC.

                   CONSOLIDATED BALANCE SHEET


                             ASSETS


                                                       August 31,
                                                          1995
                                                     ____________
CURRENT ASSETS:
  Cash and cash equivalents                            $  286,335
  Film inventory                                          690,760
  Income taxes receivable                                  19,000
  Deferred tax asset, net                                  94,410
                                                     ____________
        Total Current Assets                            1,090,505
                                                     ____________
PROPERTY AND EQUIPMENT, net                                 9,449
                                                     ____________
OTHER ASSETS:
  Film script inventory                                    33,481
  Other assets                                              1,580
  Deferred tax asset                                       34,053
                                                     ____________
        Total Other Assets                                 69,114
                                                     ____________
TOTAL ASSETS                                           $1,169,068
                                                     ____________
























The accompanying notes are an integral part of these consolidated financial statements.

                     THE WESTWIND GROUP, INC.

                   CONSOLIDATED BALANCE SHEET

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       August 31,
                                                          1995
                                                     ____________
CURRENT LIABILITIES:
 Accounts payable                                      $   73,888
 Accounts payable - related party                          19,904
 Accrued expenses                                           1,711
 Management bonuses                                       157,000
                                                     ____________
       Total Current Liabilities                          252,503
                                                     ____________
MINORITY INTEREST                                         472,988
                                                     ____________

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 10,000,000
   shares authorized, no shares issued
   and outstanding                                              -
 Common stock, $.004 par value, 50,000,000
   shares authorized, 7,422,768 shares issued
   and outstanding at August 31, 1995                      29,691
 Additional paid-in capital                               124,098
 Retained earnings                                        289,788
                                                     ____________
       Total Stockholders' Equity                         443,577
                                                     ____________
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                               $1,169,068
                                                     ____________

















The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWIND GROUP, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the Years Ended
                                                  August 31,
                                         ________________________
                                                 1995      1994
                                            ______________________
REVENUE
  Film revenue                           $     708,473  $1,627,676
  Film management and marketing income          50,000    92,540
                                             ______________________
        Total Revenue                           758,473 1,720,216
                                             ______________________
PRODUCTION COST:
  Related to film revenue                       835,333 1,078,483
  Profit participation expense                   33,254    48,225
  Co-partner production fee                       2,330    49,021
                                             ______________________
        Total Production Cost                   870,917 1,175,729
                                             ______________________
GROSS PROFIT (LOSS)                           (112,444)   544,487
                                             ______________________
OPERATING EXPENSE:
  General and administrative                    308,433   406,334
  Professional fees                              31,462    28,263
                                             ______________________
      Total Operating Expense                   339,895   434,597
                                             ______________________
INCOME (LOSS) FROM OPERATIONS                 (452,339)   109,890
                                             ______________________
OTHER INCOME (EXPENSE):
  Loss on dissolution of partnerships                 -  (120,015)
  Interest income                                12,273    28,336
                                             ______________________
      Total Other Income (Expense)               12,273  (91,679)
                                             ______________________
INCOME (LOSS) BEFORE MINORITY INTEREST
  AND INCOME TAXES                            (440,066)    18,211

MINORITY INTEREST IN OPERATIONS OF PARTNERSHIPS 131,242  (158,323)
                                             ______________________
INCOME (LOSS) BEFORE INCOME TAXES             (308,824) (140,112)

CURRENT TAX EXPENSE (BENEFIT)                         -     5,825

DEFERRED TAX EXPENSE ( BENEFIT)                (55,057)  (15,227)
                                             ______________________
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS      (253,767) (130,710)
                                             ______________________


                           [Continued]

                    THE WESTWIND GROUP, INC.

        CONSOLIDATED STATEMENTS OF OPERATIONS [Continued]


                                             For the Years Ended
                                                  August 31,
                                            ______________________
                                                 1995      1994
                                            ______________________
EXTRAORDINARY ITEM -  Forgiveness of
                      production fee               64,566       -

MINORITY INTEREST IN EXTRAORDINARY ITEM            31,062       -

CHANGE IN ACCOUNTING PRINCIPLE - Cumulative
  effect (benefit) on years prior
  to August 31, 1994, of application
  of Statement of Financial Accounting
  FASB 109 "Accounting for Income Taxes"              -     (55,351)
                                             ______________________
NET INCOME (LOSS)                              $(220,263) $ (75,359)
                                             ______________________
EARNINGS (LOSS) PER COMMON SHARE:
  Income from continuing operations            $  (.034)  $  (.018)
  Extraordinary item forgiveness
                     of production fee             .004          -
  Cumulative effect of accounting change             -        .008
                                             ______________________
EARNINGS (LOSS) PER COMMON SHARE               $ (.030)   $  (.010)
                                             ______________________
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                 7,422,768   7,422,768
                                             ______________________

















   The accompanying notes are an integral part of these consolidated financial statements.
                               -13-

                    THE WESTWIND GROUP, INC.

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

          FOR THE YEARS ENDED AUGUST 31, 1995 AND 1994



                               Common Stock   Additional
                         _____________________ Paid-In   Retained
                              Shares   Amount  Capital   Earnings
                         ______________________________________________
BALANCE, August 31, 1993   7,422,768    29,691  124,098   585,410

Net (loss) for the year
 ended August 31, 1994             -        -         -   (75,359)
                         ______________________________________________
BALANCE, August 31, 1994   7,422,768    29,691  124,098   510,051

Net (loss) for the year
  ended August 31, 1995            -        -         -   (220,263)
                         ______________________________________________
BALANCE, August 31, 1995   7,422,768   $29,691  $124,098  $289,788
                         ______________________________________________




























  The accompanying notes are an integral part of this financial statement.

                    THE WESTWIND GROUP, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

      Net Increase (Decrease) in Cash and Cash Equivalents


                                             For the Years Ended
                                                  August 31,
                                        _________________________
                                                 1995      1994
                                            ______________________
Cash Flows From (To) Operating Activities:
  Net income (loss)                           $(220,263) $(75,359)
                                             ______________________
  Adjustments to reconcile net income (loss) to
    cash provided (used) by operations:
     Depreciation and amortization                  481       742
     Loss on dissolution of partnerships              -   120,015
     Write off of film script inventory           4,169    38,172
     Minority interests in partnerships       (100,180)   158,323
     Write off film inventory to net
        realizable value                        292,364    70,843
     Gain on Sale of Script                    (21,732)         -
     Bad debt expense                             2,750    25,788
     Changes in assets and liabilities:
      (Increase) decrease in film inventory     484,226 (217,591)
      (Increase) decrease in current
        deferred tax asset                      (27,262)  (47,275)
      (Increase) decrease in deferred tax asset (27,795)   (6,258)
      Increase (decrease) in accounts payable    42,857   (25,000)
      Increase (decrease) in accounts
        payable related party                   (5,096)   (74,806)
      Increase (decrease) in accrued expenses   (3,168)     1,637
      Increase (decrease) in management bonuses (35,000)   (5,000)
      Increase (decrease) in taxes payable      (5,825)  (106,200)
                                             ______________________
        Total Adjustments                       600,789  (66,610)
                                             ______________________
        Net Cash Provided (Used) by Operating
          Activities                            380,526 (141,969)
                                             ______________________
Cash Flows From (To) Investing Activities:
  Payments for film script inventory           (48,190)  (26,894)
  Purchase of property plant and equipment      (9,775)         -
  Proceeds from sale of film script              51,127         -
  Distributions to limited partners           (342,979)  (636,077)
  Contributions from limited partners                -    775,000
                                             ______________________
        Net Cash Provided (Used) by Investing
          Activities                          (349,817)   112,029
                                             ______________________




                           [Continued]

                    THE WESTWIND GROUP, INC.

        CONSOLIDATED STATEMENTS OF CASH FLOWS [Continued]

        Increase (Decrease) in Cash and Cash Equivalents

                                             For the Years Ended
                                                  August 31,
                                       __________________________
                                                 1995      1994
                                            ______________________
Cash Flows From Financing Activities:
  Proceeds from advances from distributor      $      -  $      -
  Payments for advances from distributor              -         -
                                            ______________________
     Net Cash Provided by Financing Activities        -         -
                                            ______________________
Net Increase (Decrease) in Cash and
  Cash Equivalents                               30,709  (29,940)

Cash and Cash Equivalents at Beginning of Year  255,626   285,566
                                            ______________________
Cash and Cash Equivalents at End of Year    $  286,335    $255,626
                                            ______________________
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest                                  $     -   $      -
     Income taxes                              $ 6,165   $101,672

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the Year Ended August 31, 1995:
     None

  For the Year Ended August 31, 1994:
     The Company accrued a related party payable of $25,000 for production work performed.

     The Company transferred film script inventory of $28,636 to film inventory.

     The Company exchanged accounts receivable of $16,000 for film inventory.







The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWIND GROUP, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business - The Company is engaged in producing, marketing and distributing commercial feature films. Story rights and film scripts are typically purchased from third parties. The Company produces, co-produces or arranges production on these and other scripts and occasionally sells scripts to third parties. Production costs are generally financed through the formation of limited partnerships or advances from distributors. Feature films developed are distributed by third parties in the United States and foreign markets, in the form of video, television, and pay per view rights.

  Basis of Presentation - The consolidated financial statements include the accounts of The Westwind Group, Inc. [Group] and its wholly-owned subsidiaries Westwind Productions, Inc. [Productions] and Westwind Releasing, Corp. [Releasing]. The consolidated financial statements also include limited and general partnerships for which the Company acts as general partner and holds ownership, financial or operating control. The limited and general partnerships included in the financial statements and the Company's percentage interest in the partnerships as of August 31, 1995 are as follows:

         D.S.R. Partnership                 51.9%
         Dogged Partnership                 28.3%

  All significant intercompany transactions have been eliminated in consolidation.

  During the year ended August 31, 1995, the Pike partnership was dissolved in order to eliminate administrative costs associated with its continued operation. This limited partnership was included in the statements of operations and the Company's percentage interest in the partnership was 67.4%.

  During the year ended August 31, 1994, certain older partnerships were dissolved in order to eliminate administrative costs associated with their continued operation. These limited and general partnerships were included in the statement of operations for the year ended August 31, 1994 and the Company's percentage interest in the partnership are as follows:

         Bounty Partnership                 59.0%
         M.L. III Partnership               73.7%
         M.L. II Partnership                71.8%
         M.L. Partnership                   70.0%
         M.L. IV General Partnership        66.7%

  Due  to  the  timing  of  dissolution,  partnership  accounting factors  caused  the Company to record a loss  of  $120,015  on
  dissolution  for the year ended August 31, 1994.   The  Company
  had previously recorded profits from these partnerships.

  Film  Inventory  - Costs to produce a film are  capitalized  as film inventory and are amortized using the individual-film-forecast-computation method, which amortizes film costs in the same ratio that current gross revenues bear to anticipated gross revenues. Amortization of film costs begin when a film is released and revenues on that film are recognized. Film inventory classified as current assets include unamortized costs of film inventory released and allocated to the primary market. All other capitalized film script costs are classified as noncurrent assets. If estimated future gross revenues from a film are not sufficient to recover the unamortized film costs, other direct distribution expenses, and participation's, the unamortized film costs are written down to net realizable value. If it is determined that a property will not be used in the production of a film, the costs are charged to production overhead in the current period.

                    THE WESTWIND GROUP, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Revenue Recognition - The Company's revenues from license fees for its motion picture films are recognized when commitments under the license agreements are due and the film is available for delivery. The variance in film revenues, from year to year, can be caused by the releasing of films just prior or subsequent to the year end.

  Depreciation Methods - The cost of property and equipment is depreciated over the estimated useful lives of the assets.
  Depreciation is computed on the straight line method for financial reporting purposes.

  Income (Loss) Per Share - The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

  Cash and Cash Equivalents - For the purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At August 31, 1995 and 1994, the Company has $170,498 and $106,174 in excess of insured amounts in its investment account.

  Minority Interest - The minority interest represents the amounts invested by non majority limited partners net of profits or losses allocated to the minority partners.

  Income Taxes - Effective for the year ended August 31, 1995 the Company adopted FASB Statement 109, "Accounting for Income Taxes." The cumulative effect (benefit) of the change in accounting for income taxes for prior years is $(55,351) and has been included in the Statement of Income for the year ended August 31, 1994. The financial statements for prior years have not been restated. [See Note 5]

NOTE 2 _ PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation:

                                    August 31,
                                       1995
                                 _____________
      Property and equipment          $ 11,900
      Airplane                           9,775
                                 _____________
                                        21,675
      Less: accumulated depreciation    12,226
                                 _____________
        Total                         $  9,449
                                 _____________

  During June 1995, the Company invested in a 25% interest in an airplane. The plane is rented out throught a local airport. The plane is managed by the majority owner. The Company plans to use the plane in its film operations for filming, finding locations for filming and as a prop.

  Depreciation expense for the years ended August 31, 1995 and 1994 was $481 and $742, respectively.

                    THE WESTWIND GROUP, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 _ LIMITED PARTNERSHIPS

  The Company organizes limited partnerships to finance the production of its feature films. The Company serves as the general partner and has ownership, operating, and financial control of the limited partnerships. Limited partnership agreements generally limit cash distributions to the Company until limited partners' original investments are returned plus interest at a predetermined rate. Profits are allocated according to partnership agreements with the Company's interest in ongoing partnerships ranging from 51.9% to 28.3%.

NOTE 4 _ COMMITMENTS AND CONTINGENCIES

  Development Agreements - The Company enters into development agreements as a means to obtain story rights for feature films. Developers typically are entitled to a percentage of the net profits of the Company's general partnership interest in the film. Amounts paid to developers for the years ended August 31, 1995 and 1994 were $48,190 and $26,894, respectively.

  Distribution Agreements - The Company has entered into film distribution agreements for foreign markets as a means of financing production costs. These foreign distributor agreements require an up front advance which is repaid by the Company at prime plus 2% from the proceeds of the film. The foreign distributor collects revenues from sublicensees and after withholding the funds advanced, expenses incurred and a distribution fee of approximately 15% to 25% of gross revenues, forwards the remainder to the Company.

  The Company also enters into various other foreign and domestic distribution and licensing agreements for its films as a means to exhibit it's films to the public. Distributors typically receive 12.5% to 25% of gross revenues as a distribution fee after predetermined minimum revenues are received by the Company and are entitled to be reimbursed for expenses incurred from the proceeds of the film.

  The Company as a Distributor - The Company enters into various agreements to produce, assist in production and distribute films for which it does not own the story rights. These agreements typically provide for the Company to be compensated for its roll as producer, entitle the Company to receive a percentage revenue in gross profits of the film and occasionally require the Company to advance funds to meet production costs. The advances are to be repaid from the gross revenues of the film. At August 31, 1995, there were no amounts advanced under these agreements.

  Other - The Company has a continuing obligation to certain writers and actors to pay profit participation amounts ranging from 1 to 7.5 percent based on a predetermined level of income and distributions received by the Company. The Company has recorded $33,254 and $48,225 in profit participation payments for the years ended August 31, 1995 and 1994, respectively.

NOTE 5 _ INCOME TAXES

  The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" [FASB 109] during the year ended August 31, 1994. FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credit carryforwards.

                    THE WESTWIND GROUP, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 _ INCOME TAXES [Continued]

  At August 31, 1995 the total of all deferred tax assets and liabilities are $154,290 and $25,827, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. As of August 31, 1995, the Company has $140,039 of operating loss carryovers which can be applied against prior year net income. Management determined that no valuation allowance was necessary for the net deferred tax assets as of August 31, 1995.

  The   components   of  income  tax  expense   from   continuing
  operations for the year ended August 31, 1995 consist of the following:

                                            1995          1994
                                      _____________  ___________
    Current income tax expense:
     Federal                              $       -     $  2,109
     State                                        -        3,716
                                      _____________  ___________
      Net Current Tax Expense                     -        5,825
                                      _____________  ___________
    Deferred tax expense (benefit) arising from:
    Excess of tax over financial
           accounting depreciation              176           (3)
    Excess of tax over financial accounting
      for amortization of production cost     2,131       (3,502)
     Cash basis reporting of expenses
         for tax purposes                    14,743        9,894
     Cash basis reporting of income
         for tax purposes                    (3,020)     (16,571)
     Income from partnerships included in
       book income but not included
       for tax purposes                     (13,071)       (5,045)
     Net operating loss carryovers          (56,016)            -
                                      _____________  ___________
    Net Deferred Tax Expense (Benefit)      (55,057)     (15,227)
                                      _____________  ___________
    Total Income Tax Expense (Benefit)    $(55,057)     $(9,402)
                                      _____________  ___________

  Deferred income tax expense primarily results from temporary differences in the recognition of film production costs and the Company reporting taxes on a cash basis.

  The temporary differences gave rise to the following deferred tax asset (liability) at August 31, 1995:

                                            1995          1994
                                      _____________  ___________
    Excess of tax over financial
      accounting depreciation and amortization  154          330
    Excess of tax over financial accounting
      for amortization of production cost     3,908        6,039
    Cash basis recording of expenses
       for tax purposes                       64,221       78,964
    Cash basis recording of income
       for tax purposes                     (25,827)     (28,847)
    Income from partnerships included
       in book income but not included
       for tax purposes                       29,992      16,920
    Net operating loss carryovers            56,016            -

                    THE WESTWIND GROUP, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 _ INCOME TAXES [Continued]

  A   reconciliation  of  income  tax  expense  at  the   federal
  statutory   rate  to  income  tax  expense  at  the   Company's
  effective rate is as follows:

                                            1995          1994
                                      _____________  ___________
    Computed tax at the expected
      federal statutory rate                  34.00%      34.00%
    State income taxes, net of federal benefit 6.00        6.00
    Excess of tax over financial accounting
       depreciation and amortization            .03        (.01)
    Excess of tax over financial accounting
      for amortization of production cost       .34       (7.66)
    Cash basis reporting of expenses for
      tax purposes                             2.33       21.63
    Cash basis reporting of income for
      tax purposes                             (.48)     (36.23)
     Income from partnerships included in
       book income but not included for tax
       purposes                                (2.06)     (11.02)
     Net operating loss carryovers             (8.85)         -
                                      _____________  ___________
      Effective Income Tax Rates              31.31%       6.71%
                                      _____________  ___________

NOTE 6 _ RELATED PARTY TRANSACTIONS

  Officers, significant shareholders and promoters and their relatives' ownership interest in the related partnerships at August 31, 1995 is as follows:

                                 Inclusive ofExclusive of
                                  Relative's  Relative's
                                  Ownership   Ownership
                                  __________  __________
     Pike Partnership               15%             7%
     Bounty Partnership             43%            21%
     Dogged Partnership              4%             3%

  At  August  31,  1995  and 1994, the Company  has  $18,594  and
  $25,000 in related party accounts payable for production services rendered by an officer and director of the Company.

  During the year ended August 31, 1993 the Company's Board of Directors approved the payment of $330,000 in management bonuses to certain officers and key personnel of the Company. During 1994 the Company paid $130,000 of the bonuses and accrued the remaining $200,000. During the year ended August 31, 1995 and 1994 the Company paid $38,000 and $5,000 of these bonuses and extended the remaining $157,000 to be paid during the year ended August 31, 1996.

NOTE 7 _ OPERATING LEASES

  The  Company leases two offices on a month to month  basis  and
  pays  $760  and  $1,450 per month in rent.   These  leases  are
  terminated by either the Company or the Landlord upon thirty days written notice.

                    THE WESTWIND GROUP, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 _ ECONOMIC DEPENDENCY

  For the year ended August 31, 1995, the Company had two significant customers who represents approximately 87% of the Company's revenue.

  The  Company also receives a substantial portion of its revenue from  two  foreign sales agents who collect on  behalf  of  the
  Company  from numerous customers on a world-wide basis.   These
  foreign revenues relate to other revenues as follows:

                                    For the Years Ended
                                         August 31,
                                ________________________
                                       1995       1994
                                   ______________________
     Foreign Sales Agents             $ 465,052  $  969,675
     Domestic Customers                241,619      640,717
     Other                               1,802       17,284
                                   ______________________
     Total Film Revenues               $708,473  $1,627,676
                                   ______________________

NOTE 9 _ FILM INVENTORY

  The components of film inventory at August 31, 1995 are:

     Released films                   $ 446,941
     Films completed but not released   243,819
     Films in progress                        -
     Story rights and scenarios          33,481
                                    ___________
     Total Film Inventory               724,241
     Less long-term portion              33,481
                                    ___________
     Total Current Film Inventory     $ 690,760
                                    ___________

  Film cost amortization was $507,959 and $1,003,841 for the years ended August 31, 1995 and 1994, respectively.

  During the year ended August 31, 1995 and 1994 the Company recorded an adjustment of $292,364 and $70,843 to reduce the carrying value of film inventory to its net realizable value.

NOTE 10 _ EXTRAORDINARY ITEM

  During the year ended August 31, 1995 the Company forgave a $64,566 receivable for production fees from a partnerships which the Company is the general partner. The net effect of the transaction was to record bad debt expense of $64,566 and an extraordinary gain of $64,566 net of $31,063 in minority interest.

ITEM  8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                            PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     A.     Identification of Directors and Executive Officers

      The current directors and executive officers of the Company who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

     Name                  Age          Position

     William C. Webb       48           Chairman/President/CEO

     James K. Webb         44           Director

  Background information concerning the Company's officers and directors is as follows:

      William C. Webb: Mr. Webb has been the Chairman of the Board of Directors, the President and CEO of the Company since inception. Mr. Webb is, and has been since 1976, a motion picture producer, director and writer who has worked in Europe and the United States. Mr. Webb received his film training at the London Film School. He also received a Bachelor of Science in Electrical Engineering from Duke University.

      James K. Webb: Mr. Webb was a director of the Company from 1989 to 1992 when he resigned for professional reasons. He was reappointed as a director of the Company in September 1994. Mr. Webb is also the Senior Vice President for a major U.S. bank. He is presently based in Dallas, Texas, but has formerly worked for First Interstate Bank, Los Angeles, Ticor Corp., Los Angeles,
among others. He has received his Masters in Business Administration degree from Pepperdine University and his Bachelor of Arts degree from Southern Methodist University. He is the brother of William Webb.

     B.  Significant Employees:  None.

      C.  Family Relationships:  James K. Webb is the brother of
                                 William C. Webb.

     D.  Other:  Involvement in Certain Legal Proceedings.

      There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

      E. Compliance with Section 16(a): The Company currently has no class of securities registered pursuant to Section 12 of the Exchange Act and therefore is not subject to Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION

       The   following  table  sets  forth  the  aggregate   cash
compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer.

                  SUMMARY COMPENSATION TABLE
                   Long Term Compensation


                 Annual Compensation         Awards           Payouts
                  ___________________      ___________       __________
(a)       (b)     (c)      (d)    (e)     (f)       (g)      (h)    (i)
                                                                     All
                                 Other                              Other
Name and                        Annual   Restrict  Option/  LTIP  Compensa-
Principal         ($)      ($)  Compen-   Stock    SAR's   Payouts  tion
Position  Year   Salary  Bonus  sation($) awards($) (#)     ($)      ($)




William    1995  $60,00  $-0-     $-0-     $-0-     $-0-  $ -0-  $ -0-
C. Webb    1994  $60,000 $-0-     $-0-     $-0-     $-0-  $ -0-  $ -0-
President, 1993  $60,000 $100,000 $-0-     $-0-     $-0-  $ -0-  $ -0-
CEO
Chairman


      The  Company  expects to compensate Mr. Webb  approximately
$80,000 in salary for services rendered as CEO during the fiscal year 1996.

     No options, stock appreciation rights or long-term incentive plan awards were issued or granted to the Company's executive officers during the fiscal year ended August 31, 1995. As of August 31, 1995, the end of the Company's last fiscal year, the Company's management owned no options or stock appreciation rights. Accordingly, no tables relating to such items have been included in this Item 10.

Compensation of Directors

      The  Company's directors are not compensated for  attending
Board of Directors meetings.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

      A.  &  B.   Security  Ownership of Management  and  Certain
                   Beneficial Owners

      The following table sets forth information regarding shares of the Company's Common Stock owned beneficially as of November 22, 1995, by (i) each director of the Company, (ii) all officers and directors as a group, and (iii) each person known by the Company to beneficially own 5% or more of the outstanding shares of the Company's Common Stock:

        Name                        Amount
        and Address                 and Nature         Percent
        of Beneficial               of Beneficial      of Class*
        Owner                       Ownership

     William C. Webb (1)(2)         5,588,518          75%
     1746 1/2 Westwood Blvd.
     Los Angeles, CA  90024

     James K. Webb (1)                 172,500          2%
     1746 1/2 Westwood Blvd.
     Los Angeles, CA 90024

     Robert W. Mann                   423,750           6%
     937 Westholme Ave.
     Los Angeles, CA 90024

     All Officers, and Directors    5,761,018          77%
        as a Group (2 persons)

     Total Shares Issued
       and Outstanding           7,422,768              100%

      (1) These individuals are the officers and/or directors of the Company.

      (2) William Webb owns 3,333,388 of these shares in his own name, Monica Webb owns 515,130 of these shares in her own name, and 1,740,000 of these shares are jointly owned by William Webb and Monica Webb. Mr. Webb anticipates that all of these shares will be owned solely by him pursuant to an agreement between Mr. Webb and Monica Webb.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In the fiscal years ending August 31, 1995, 1994 and 1993, the officers and directors received the following distributions from investments in Company affiliated partnerships:

                               1995      1994      1993
     William Webb             $15,770  $17,518    $57,455
     Carol Schuler(1)         $12,096  $10,981    $36,581
     James Webb               $ 1,839  $10,631      -0-
     Kurt Anderson(1)             -0-      -0-    $22,764

     (1)  Ms. Schuler resigned as an officer in 1995.

     (2)  Mr Anderson resigned as an officer and director in 1993.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      A.   No Exhibits are filed in connection with this Form 10-
KSB  and  the  Company  incorporate by reference  all  applicable
Exhibits heretofore filed.

     B. No form 8-K was filed by the Company during the quarter ended August 31, 1995.

                           SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   THE WESTWIND GROUP, INC.



Date:  November 29, 1995           By: /s/ William C. Webb
                                          Principal Executive Officer
                                          Principal Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Signature                    Capacity                Date



/s/ WILLIAM C. WEBB        Chairman/President/    November 29, 1995
William C. Webb            CEO



/s/ JAMES K. WEBB          Director               November 29, 1995
James K. Webb