Form 10QSB
period 1996-02-29
WESTWIND GROUP INC
filed 1996-05-13
CIK 838783

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                             FORM 10-QSB


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
               For the quarter ended February 29, 1996

                                  OR

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                  Commission file number 33-23884-LA



                       THE WESTWIND GROUP, INC.
     (Name of Small Business Issuer as specified in its charter

              Delaware                                87-0415594
   (State or other jurisdiction of              (I.R.S. employer
    incorporation or organization)              identification No.)



                 1746 1/2 Westwood Blvd., Los Angeles, CA  90024
               (Address of principal executive offices)


    Registrant's telephone no., including area code: (310) 470-6949


                                No Change
    Former name, former address, and former fiscal year, if changed since last report.


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

Common Stock outstanding at April 24, 1996 - 7,422,768 shares of $.004 par value Common Stock.



              DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                              FORM 10-QSB

                  FINANCIAL STATEMENTS AND SCHEDULES
                       THE WESTWIND GROUP, INC.


               For the quarter ended February 29, 1996.



   The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                    PART I - FINANCIAL INFORMATION
                                                           Page of
                                                           Form 10-QSB

Item 1. Financial Statements;
           Condensed Consolidated Balance Sheets--
           February  29,  1996 and August 31, 1995               3

           Condensed Consolidated Statements of Income--
           for the  three months and six months
           ended February 29, 1996 and 1995                      5

           Condensed Consolidated Statements of Cash Flows--
           for the six months ended February 29, 1996 and 1995   6

          Notes to Condensed Consolidated Financial Statements   8

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   11



                     PART II - OTHER INFORMATION
                                                                Page

Item 1. Legal Proceedings                                       12

Item 2. Changes in the Rights of Security Holders               12

Item 3. Defaults on Senior Securities                           12

Item 4. Results of Votes on Securities Holders                  12

Item 5. Other Information                                       12

Item 6(a). Exhibits                                             12

Item 6(b). Reports on Form 8-K                                  12

                    THE WESTWIND GROUP, INC.

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                       February 29,    August 31,
                                             1996         1995
                                         __________    __________
CURRENT ASSETS:
  Cash and cash equivalents              $  528,866    $  286,335
  Marketable equity securities
    available for sale                       24,629             -
  Advances to a related party                17,000             -
  Film Inventory                            348,060       690,760
  Income taxes receivable                    28,759        19,000
  Deferred tax asset                         54,064        94,410
                                       _____________ ____________
        Total Current Assets              1,001,378     1,090,505
                                       _____________ ____________
PROPERTY AND EQUIPMENT, net                   9,342         9,449
                                       _____________ ____________
OTHER ASSETS:
  Film inventory-noncurrent                  40,671        33,481
  Deposit                                     1,580         1,580
  Deferred tax asset                         34,053        34,053
                                       _____________ ____________
        Total Other Assets                   76,304        69,114
                                       _____________ ____________
                                         $ 1,087,024   $1,169,068
                                       _____________ ____________






Note:  The balance sheet at August 31, 1995 has been taken from the audited
        financial statements at that date and condensed.

The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWIND GROUP, INC.

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


              LIABILITIES AND STOCKHOLDERS' EQUITY


                                       February 29,    August 31,
                                            1996         1995
                                       ____________  ____________
CURRENT LIABILITIES:
  Accounts payable                        $  54,363       $73,888
  Accounts payable - related party           11,542        19,904
  Accrued expenses                            1,711         1,711
  Management bonuses                        157,000       157,000
                                       _____________ ____________
        Total Current Liabilities           224,616       252,503
                                       _____________ ____________
MINORITY INTEREST                           448,685       472,988
                                       _____________ ____________
STOCKHOLDERS' EQUITY:
  Preferred stock                                 -             -
  Common stock                               29,691        29,691
  Additional paid-in capital                124,098       124,098
  Unrealized loss on available for
    sale securities                           (842)             -
  Retained earnings                         260,716       289,788
                                       _____________ ____________
        Total Stockholders' Equity          413,723       443,577
                                       _____________ ____________
                                        $ 1,087,024    $1,169,068
                                       _____________ ____________








Note: The balance sheet at August 31, 1995 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these consolidated financial statements.

                      THE WESTWIND GROUP, INC.

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   For the Three Months Ended   For the Six Months Ended
                      _______________________   _____________________
                         February    February   February  February
                          29,1996    28, 1995   29, 1996  28, 1995
                         __________  ________   ________  ________
REVENUE:
  Film revenue              $185,780 $125,895   $510,270  $222,832
  Film management and
    marketing income           8,500       -       8,500   50,000
                         ___________ ________   ________  ________
      Total Revenue          194,280  125,895    518,770  272,832
                         ___________ ________   ________  ________
PRODUCTION COSTS              57,398  197,499    349,553  281,432
                         ___________ ________   ________  ________
GROSS PROFIT (LOSS)          136,882 (71,604)    169,217  (8,600)
                         ___________ ________   ________  ________
OPERATING EXPENSE:
  General and administrative  67,522   38,883    127,667   99,925
  Professional fees           23,430    8,740     27,432    9,155
                         ___________ ________   ________  ________
      Total Operating Expense 90,952   47,623    155,099  109,080
                         ___________ ________   ________  ________
INCOME (LOSS) FROM OPERATIONS 45,930 (119,227)    14,118  (117,860)
                         ___________ ________   ________  ________
OTHER INCOME (EXPENSE):
  Interest and other income    6,495    2,748     12,975    4,894
  Gain on settlement
     of contingency                -        -     30,587        -
                         ___________ ________   ________  ________
  Total Other Income (Expense) 6,495    2,748     43,562    4,894
                         ___________ ________   ________  ________
INCOME (LOSS) BEFORE MINORITY
  INTEREST AND INCOME TAXES   52,425 (116,479)    57,680  (112,786)

MINORITY INTEREST IN OPERATIONS
  OF PARTNERSHIPS             87,368   72,755     86,692  (60,851)
                         ___________ ________   ________  _________
INCOME (LOSS) BEFORE
   INCOME TAXES              (34,943) (43,724)   (29,012)  (51,935)

INCOME TAXES:
  Current tax expense (benefit)    -        -          -        -
  Deferred tax expense (benefit)   -        -          -    (5,789)
                         ___________ _________  _________  __________
NET (LOSS) INCOME        $  (34,943) $ 43,724)  $(29,012)  $(46,146)
                         ___________ _________  _________  __________
INCOME (LOSS) PER COMMON
    SHARE                   $(.004)  $  (.006)  $ (.004)     $ (.006)
                         ___________ _________  _________  __________
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING            7,422,768   7,422,768   7,422,768  7,422,768
                         ___________ _________  _________  __________


The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWIND GROUP, INC.

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

        Increase (Decrease) in Cash and Cash Equivalents

                                                For the Six Months Ended
                                               __________________________
                                               February 29,  February 28,
                                                    1996         1995
                                                 __________ ____________
Cash Flows From (To) Operating Activities:
  Net income (loss)                              $ (29,012) $ (46,146)
                                                 __________ ____________
  Adjustments to reconcile net income to cash provided (used)
    by operations:
     Depreciation and amortization                   1,021        155
     Minority interests in operations
        of partnerships                             87,368    (60,851)
     Write off film script inventory                 -          1,296
     Gain on contingency                           (25,471)        -
     Changes in assets and liabilities:
      (Increase) decrease in deferred tax asset      11,587        -
      (Increase) decrease in film inventory         342,700    254,805
      (Increase) decrease in income tax receivable   19,000        -
      Increase (decrease) in accounts payable and
        accrued expenses                           (19,525)     (4,879)
      Increase (decrease) in accounts
        payable - related party                     (8,362)         -
      Increase (decrease) in taxes payable             -        (2,396)
      Increase (decrease) in deferred income taxes     -        (5,789)
                                                  _________ __________
        Total Adjustments                          408,318     182,341
                                                  _________ ___________
           Net Cash Provided (Used)
             by Operating Activities               379,306     136,195
                                                  _________ ___________
Cash Flows From (To) Investing Activities:
  Advances to a related party                      (17,000)        -
  Payments for film script inventory                (7,190)    (17,503)
  Purchase of property and equipment                  (914)        -
                                                  _________ ___________
        Net Cash From (To) Investing Activities    (25,104)    (17,503)
                                                  _________ ___________
Cash Flows From (To) Financing Activities:
  Distributions to limited partners               (111,671)    (103,171)
  Contributions from limited partners                    -           -
                                                  _________ ___________
        Net Cash From (To) Financing Activities   (111,671)    (103,171)
                                                  _________ ___________

Net Increase in Cash and Cash Equivalents          242,531       15,521

Cash and Cash Equivalents at Beginning of Period   286,335      255,626
                                                  _________ ____________
Cash and Cash Equivalents at End of Period      $  528,866    $ 271,147
                                                  _________ ____________

                           [Continued]

                    THE WESTWIND GROUP, INC.

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Continued]

        Increase (Decrease) in Cash and Cash Equivalents

                                          For the Six Months Ended
                                         __________________________
                                         February 29,    February 28,
                                             1996            1995
                                         ____________     __________
Supplemental Disclosure of
   Cash Flow Information:

  Cash paid during the period for:
     Interest                            $       -       $      -
     Income taxes                        $       -       $   2,396

Supplemental Schedule of Non-cash
   Investing and Financing Activities:

  For the six months ended February 29, 1996:
     The Company received in settlement of a lawsuit $5,116 and stock in the distributor company valued at $25,471 [See Note 5].


  For the six months ended February 28, 1995:
     None








The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWIND GROUP, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 _ BASIS OF PRESENTATION

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position for all periods presented, have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in the accompanying interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1995 audited financial statements. The results of operations for the periods ended February 29, 1996 and
  February 28, 1995 are not necessarily indicative of the operating results for the full year.

NOTE 2 _ MARKETABLE SECURITIES

  The Company investments in marketable equity securities which are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value under the caption "marketable securities" on the balance sheet, with the change in fair value during the period excluded from earnings and recorded as a separate component of equity. Fair value of the equity securities was determined on a specific identification basis in computing unrealized gain or loss. As of February 29, 1996 and February 28, 1995.
  Unrealized holding gains (losses) on such securities, which were added (subtracted) to stockholders' equity during the six months ended February 29, 1996 and February 28, 1995 were
  $(842) and $0 respectively. The change in net unrealized holding gain (loss) on available-for-sale securities for the three months ending February 29, 1996 and February 28, 1995 was $(5,683) and $0.

NOTE 3 _ ADVANCES TO RELATED PARTY

  During  January  1996,   the Company  advanced  $17,000  to  an
  officer director and majority shareholder of the Company.   The
  advances bear interest at 6% per annum.

                    THE WESTWIND GROUP, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 _ LIMITED PARTNERSHIP

  The Company forms limited partnerships to finance the production of some of its feature films. The Company serves as the general partner and has ownership, operating, and financial control of the limited partnerships. Limited partnership agreements generally limit cash distributions to the Company until limited partners' original investments are returned plus interest at a predetermined rate. Profits are allocated according to partnership agreements with the Company's interest ranging from 51.9% to 28.3%.

NOTE 5 _ COMMITMENTS AND CONTINGENCIES

  Development Agreements - The Company enters into development agreements as a means to obtain story rights for feature films. Developers typically are entitled to a percentage of the net profits of the Company's general partnership interest in the film. Amounts paid to developers for the three months ended February 29, 1996 and February 28, 1995 were approximately $7,109 and $17,503, respectively.

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

  The Company as a Distributor - The Company enters into various agreements to produce, assist in production and distribute films for which it does not own the story rights. These agreements typically provide for the Company to be compensated for its role as producer, entitle the Company to receive a percentage revenue in gross profits of the film and occasionally require the Company to advance funds to meet production costs. The advances are to be repaid from the gross revenues of the film. At February 29, 1996 and August 31, 1995, their were no amounts advanced under these agreements.

  Other - The Company has a continuing obligation to certain writers and actors to pay profit participation amounts ranging from 1 to 7.5 percent based on a predetermined level of income and distributions received by the Company. The Company has recorded $0 and $0 in profit participation payments for the three months ended February 29, 1996 and February 28, 1995, respectively.

                    THE WESTWIND GROUP, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 _ COMMITMENTS AND CONTINGENCIES

  Gain Contingency - The Company has filed suit for $133,477 against a Company, which had been contracted to distribute a film, for breach of a home video distribution agreement. The suit is based on a refusal to pay the full amount of the minimum guarantee, failure to render an accounting of sales and failure to pay royalties. In November 1990, the Company received a judgment against the distributor for $133,477; however, the distributor was forced into bankruptcy by its creditors before payment was made. During November 1995, the Company recorded $30,587 in other income when it received $5,116 and 1,684 shares of the distributor common stock with an aggregate fair value of $25,471 on the date of issuance. The Company does not plan to pursue further collection.

NOTE 6 _ INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credit carryforwards.

  On February 29, 1996 the amounts of the deferred tax assets and liabilities are $88,217 and $25,827, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. As of February 29, 1996, the Company has no available operating loss carryforwards. Management determined that no valuation allowance was necessary for the net deferred tax assets as of February 29, 1996.

NOTE 7 _ ECONOMIC DEPENDENCY

  The Company has these significant customers who represent approximately 98% of the Company's revenue.

  The Company also receives a substantial portion of its revenue from two foreign sales agents who collect on behalf of the
  Company  from numerous customers on a world-wide basis.   These
  foreign revenues relate to other revenues as follows:
                                    For the Three Months
                                     Ended February 29,
                                 ___________________________
                                       1996       1995
                                   ______________________
     Foreign Sales Agents           $  181,249  $ 187,314
     Domestic Customers                328,881     35,518
     Other                                 140          -
                                   ______________________
     Total Film Revenues            $  510,270  $ 222,832
                                   ______________________

                           PART I - ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company is engaged in the business of financing, producing and distributing quality, lower and medium budget motion pictures. The Company's motion pictures are intended to be distributed for exhibition in domestic and foreign theater markets and for subsequent release in other markets such as home video, pay-per-view, pay television and free television. Westwind Productions, Inc., a wholly-owned subsidiary of the Company, is the Company's production entity. Westwind Releasing Corp., another wholly-owned subsidiary of the Company, is the Company's distribution division. The following discussion should assist in an understanding of the Company's financial position at February 29, 1996, as compared to the same quarter for the last fiscal year. The financial statements and the notes attached thereto should be referred to in connection with this discussion.

Liquidity and Capital Resources.

        As of February 29, 1996, the Company had total assets of $1,087,024 compared to $1,169,068 as of August 31, 1995, a decrease of $82,044. As of February 29, 1996, the Company's cash totaled $528,866 as compared to $286,335 at August 31, 1995. During the same period, current assets decreased slightly to $1,001,378 from $1,090,505. The decrease in current assets was primarily the result of a decreased current film inventory of approximately $342,700. Film inventory is carried at the lessor of the Company's cost of producing the film or its net realizable value based upon estimated future film revenues. Film inventory is reduced or amortized as the Company receives revenues from films carried in inventory or to the extent film inventory exceeds estimated future film revenues.

        Total current liabilities decreased slightly to $224,616 as of February 29, 1996, from $252,503 at August 31, 1995. Provision for minority interests decreased slightly from $472,988 at August 31, 1995 to $448,685 at February 29, 1996.

Results of Operations

        The Company's principal objective is to produce and distribute motion pictures with commercial subject matter. Film revenues are derived primarily from the distribution of feature films in both domestic and foreign markets. The Company's revenues are derived from management and marketing fees relating to specific motion pictures, from fees for film production services and from distributive shares in partnerships and joint venture formed to finance motion pictures. The Company's revenues and net income are dependent upon the level of film activity engaged in by the Company as well as by the success of the particular motion pictures released by the Company in any given year. Most of the income which will be generated by a motion picture will be generated in the year in which it is released and distributed. Thereafter, minimum revenues are received from such motion picture.

        The Company's film activity during the quarter included the following:

"Asylum," a dramatic thriller starring Robert Patrick and Malcolm McDowell began principal photography April 8, 1996. The project is a co-production with Norstar Entertainment. Norstar funded the project entirely and will have all rights to the film. The company receives a production fee for the project.

"Desire" aka "Ultimate Desire" an erotic thriller starring Martin Kemp, Kate Hodge, Robert Miranda and Deborah Shelton will be released by Monarch Home Video for domestic video release at the end of May.

Revenue and Expenses.

        The Company had total revenue of $194,280 for the three month period ended February 29, 1996, compared to $125,895 for the three month period ended February 28, 1995. For the six months ended
February 29, 1995, the Company had total revenue of $518,770 as compared to $272,832 for the six months ended February 28, 1995. Film revenue varies significantly from quarter to quarter depending upon the overall film activity and the timing of receipts from the delivery of films.

        Production costs for the three month period ended February 29, 1996 was $57,398 compared to $197,499 for the three month period ended February 28, 1995. Production costs for the six month period ended February 29, 1996 were $349,953 compared to $281,432 for the six month period ended February 28, 1995. Operating expenses were $90,952 and $155,099 for the three month and six month periods ended February 29, 1996 compared to $47,623 and $109,080 for the three month and six month periods ended February 28, 1995.

        During the three months ended November 30, 1995, the Company had a $30,587 one time gain in connection with settlement of a law suit. As a result of increased operating expenses, the Company had a loss income of $29,012 for the six months ended February 29, 1996 compared to a loss of $51,935 for the six months ended February 28, 1995. For the three months ended February 29, 1996, the Company had a net loss of $34,943 compared to a net loss of $43,724 for the three months ended February 28, 1995.

        The Company's revenues from operations and from partnership distributions as well as income and operating expenses are subject to increase or decrease on a quarterly basis depending on the amount of film activity engaged in a particular quarter and the timing of receipts from licenses and from distribution agreements

                     PART II - OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the Company, it did not become a party to any pending or threatened litigation or proceeding material to the Company during the three month period ended February 29, 1996.

Item  2.      Changes in the Rights of the Company's Security Holders.
None.

Item 3.     Defaults by the Company on its Senior Securities.  None.

Item 4.     Submission of Matters to a Vote of Security Holders. None.

Item 5.     Other Information.  None.

Item 6(a).  Exhibits.  None.

Item 6(b).  Reports on Form 8-K.  None.

                              SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: April 29, 1996                    THE WESTWIND GROUP, INC.



                                    By    /s/  William C. Webb
William C. Webb
                                     President/Director
                                     Principal Executive and
                                     Financial Officer