Form 10QSB
period 1995-11-30
WESTWIND GROUP INC
filed 1996-05-14
CIK 838783

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                             FORM 10-QSB


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
               For the quarter ended November 30, 1995

                                  OR

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                  Commission file number 33-23884-LA



                       THE WESTWIND GROUP, INC.
     (Name of Small Business Issuer as specified in its charter)
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



Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ---.

Common Stock outstanding at January 15, 1996 - 7,422,768 shares of $.004 par value Common Stock.

              DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                              FORM 10-QSB

                  FINANCIAL STATEMENTS AND SCHEDULES
                       THE WESTWIND GROUP, INC.


               For the quarter ended November 30, 1995.



   The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                    PART I - FINANCIAL INFORMATION
                                                           Page of
                                                           Form 10-QSB

Item 1. Financial Statements;
          Condensed Consolidated Balance Sheets
           November  30,  1995 and August 31, 1995           3
          Condensed Consolidated Statements of Income
           for the three months ended
           November 30, 1995 and 1994                        5
          Condensed Consolidated Statements of Cash Flows
           for the three months ended
           November 30, 1995 and 1994                        6
          Notes to Condensed Consolidated
           Financial Statements                              8
Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations      11



                     PART II - OTHER INFORMATION
                                                           Page

Item 1.       Legal Proceedings                             12

Item 2.       Changes in the Rights of Security Holders     12

Item 3.       Defaults on Senior Securities                 12

Item 4.       Results of Votes on Securities Holders        12

Item 5.       Other Information                             12

Item 6(a).    Exhibits                                      12

Item 6(b).    Reports on Form 8-K                           12



                    THE WESTWIND GROUP, INC.

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                             ASSETS


                                           November 30, August 31,
                                               1995        1995
                                         _________________________
CURRENT ASSETS:
  Cash and cash equivalents                  $525,415  $  286,335
  Marketable equity securities,
     available for sale                        30,312        -
  Film inventory                              400,048     690,760
  Income taxes receivable                      59,246      19,000
  Deferred tax asset, net                      54,064      94,410
                                         _________________________
        Total Current Assets                1,069,185   1,090,505

PROPERTY AND EQUIPMENT, net                     9,864       9,449

OTHER ASSETS
  Film script inventory                        34,143      33,481
  Other assets                                  1,580       1,580
  Deferred tax asset                           34,053      34,053
                                         _________________________
        Total Other Assets                     69,776      69,114
                                         _________________________
                                           $1,148,825  $1,169,068
                                         _________________________



Note:  The balance sheet at August 31 1995 has been taken from the audited
        financial statements at that date and condensed.

The accompanying notes are an integral part of these consolidated financial statements.




                    THE WESTWIND GROUP, INC.

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                           November 30, August 31,
                                               1995        1995
                                         _________________________
CURRENT LIABILITIES:
  Accounts payable                            $61,381    $ 73,888
  Accounts payable - related party             14,134      19,904
  Accrued expenses                              1,711       1,711
  Management bonuses                          157,000     157,000

                                         _________________________
        Total Current Liabilities             234,226     252,503
                                         _________________________
MINORITY INTEREST:                            460,250     472,988
                                         _________________________

STOCKHOLDERS' EQUITY:
  Preferred stock                                   -           -
  Common stock                                 29,691      29,691
  Additional paid-in capital                  124,098     124,098
  Unrealized Gain on Securities
    Available for sale                          4,841           -
  Retained earnings                           295,719     289,788
                                         _________________________
        Total Stockholders' Equity            454,349     443,577
                                         _________________________
                                           $1,148,825  $1,169,068
                                         _________________________



Note:  The balance sheet at August 31, 1995 has been taken from the audited
        financial statements at that date and condensed.

The accompanying notes are an integral part of these consolidated financial statements.


                    THE WESTWIND GROUP, INC.

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                          For the Three Months Ended
                                                 November 30,
                                         ___________________________
                                                1995       1993
                                           ______________________
REVENUE:
  Film revenue                              $  324,490   $ 96,937
  Film management and marketing income               -     50,000
                                           ______________________
        Total Revenue                          324,490    146,937
                                           ______________________

PRODUCTION COST                                292,155     83,933
                                           ______________________
GROSS PROFIT                                    32,335     63,004
                                           ______________________
OPERATING EXPENSE:
  General and administrative                    60,145     61,042
  Professional fees                              4,002        415
                                           ______________________
      Total Operating Expense                   64,147     61,457
                                           ______________________
INCOME FROM OPERATIONS                        (31,812)      1,547
                                           ______________________
OTHER INCOME (EXPENSE):
  Interest income                                6,480      2,146
  Gain on settlement of contingency             30,587          -
                                           ______________________
      Total Other Income (Expense)              37,067     61,457
                                           ______________________

INCOME (LOSS) BEFORE MINORITY INTEREST AND
  PROVISION FOR INCOME TAXES                     5,255      3,693

MINORITY INTEREST IN OPERATIONS OF PARTNERSHIPS    676     11,904
                                           ______________________
INCOME (LOSS) BEFORE INCOME TAXES                5,931    (8,211)

CURRENT INCOME TAX EXPENSE (BENEFIT)                -          -

DEFERRED INCOME TAX EXPENSE (BENEFIT)                -    (5,790)
                                           ______________________

NET INCOME (LOSS)                              $ 5,931    (2,421)
                                           ______________________

NET INCOME (LOSS) PER COMMON SHARE             $ .000    $ (.000)
                                           ______________________

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                          7,422,768  7,422,768
                                           ______________________


The accompanying notes are an integral part of these consolidated financial statements.



                    THE WESTWIND GROUP, INC.

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

        Increase (Decrease) in Cash and Cash Equivalents

                                          For the Three Months Ended
                                                 November 30,
                                         ___________________________
                                                1995       1994
                                           ______________________
Cash Flows From Operating Activities:
  Net income (loss)                           $  5,931 $  (2,421)
                                           ______________________
  Adjustments to reconcile net income
   to cash provided(used) by operations:
     Depreciation and amortization                 499        111
     Minority interests in operations
      of partnerships                             (676)    11,904
     Gain on settlement of contingency         (25,471)       -
     Changes in assets and liabilities:
      (Increase) decrease in film inventory    290,712     59,325
      (Increase) decrease in income
         tax receivable                         40,246        -
      (Increase)decrease in deferred tax asset (40,246)    (5,789)
      Increase(decrease)in accounts payable
         and accrued expenses                  (18,277)    (4,879)
      Increase (decrease) in taxes payable           -     (2,396)
                                           ___________   ________
        Total Adjustments                      246,787     58,276
                                           ___________   ________
        Net Cash Provided by
         Operating Activities                  252,718     55,855
                                           ___________   ________
Cash Flows From Investing Activities:
  Payments for film script inventory             (662)    (7,859)
  Payments for Property and equipment            (914)          -
                                           ___________   ________
        Net Cash Used by Investing Activities  (1,576)    (7,859)
                                           ___________   ________
Cash Flows From Financing Activities:
  Distributions to limited partners           (12,062)   (21,447)
                                           ___________   ________
        Net Cash Used by Financing Activities (12,062)   (21,447)
                                           ___________   ________


Net Increase (Decrease) in Cash
 and Cash Equivalents                          239,080     26,549

Cash and Cash Equivalents at
   Beginning of period                         286,335    255,626
                                           ___________   ________
Cash and Cash Equivalents at End of period    $525,415 $  282,175
                                           ___________   ________

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

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended November 30, 1995:
  The Company received in settlement of a lawsuit $5,116 and stock in the distributor company valued at $25,471[See Note 4].

For the three months ended November 30, 1994:
  None






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

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in the accompanying interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1995 audited financial statements. The results of operations for the periods ended November 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

NOTE 2 _ MARKETABLE SECURITIES

  The Company investments in marketable equity securities are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value in marketable securities on the balance sheet, with the change in fair value during the period excluded from earnings and recorded as a separate component of equity. Fair value of the equity securities was determined on a specific identification basis in computing unrealized gain or loss. As of November 30, 1995 and 1994 Unrealized holding gains on such securities, which were added to stockholders' equity during the three months ended November 30, 1995 and 1994 were $4,841 and $0 respectively. The change in net unrealized holding gains on available-for-sale securities for the three months ending November 30, 1995 and 1994 was $4,841 and $0.

NOTE 3 _ LIMITED PARTNERSHIP

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

                    THE WESTWIND GROUP, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 _ COMMITMENTS AND CONTINGENCIES

  Development Agreements - The Company enters into development agreements as a means to obtain story rights for feature films. Developers typically are entitled to a percentage of the net profits of the Company's general partnership interest in the film. Amounts paid to developers for the three months ended November 30, 1995 and 1994 were approximately $662 and $10,000, respectively.

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

  The Company as a Distributor - The Company enters into various agreements to produce, assist in production and distribute films for which it does not own the story rights. These agreements typically provide for the Company to be compensated for its role as producer, entitle the Company to receive a percentage revenue in gross profits of the film and occasionally require the Company to advance funds to meet production costs. The advances are to be repaid from the gross revenues of the film. At November 30, 1995 and August 31, 1995, their were no amounts advanced under these agreements.

  Other - The Company has a continuing obligation to certain writers and actors to pay profit participation amounts ranging from 1 to 7.5 percent based on a predetermined level of income and distributions received by the Company. The Company has recorded $0 and $0 in profit participation payments for the three months ended November 30, 1995 and 1994, respectively.

  Gain Contingency - The Company has filed suit for $133,477 against a Company, which had been contracted to distribute a film, for breach of a home video distribution agreement. The suit is based on a refusal to pay the full amount of the minimum guarantee, failure to render an accounting of sales and failure to pay royalties. In November 1990, the Company received a judgment against the distributor for $133,477; however, the distributor was forced into bankruptcy by its creditors before payment was made. The Company continued to pursue collection and during November 1995, the Company record in other income $30,587 when it received $5,116 and 1,684 shares of the distributor common stock with a fair value of $25,471 on the date of issuance.

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

  On November 30, 1995 the amounts of the deferred tax assets and liabilities are $88,217 and $25,827, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. As of November 30, 1994, the Company has no available operating loss carryforwards. Management determined that no valuation allowance was necessary for the net deferred tax assets as of November 30, 1995.


NOTE 6 _ ECONOMIC DEPENDENCY

  The Company has three significant customers who represent approximately 99% of the Company's revenue.

  The  Company also receives a substantial portion of its revenue from  two  foreign sales agents who collect on  behalf  of  the
  Company  from numerous customers on a world-wide basis.   These
  foreign revenues relate to other revenues as follows:

                                    For the Three Months
                                     Ended November 30,
                                   _____________________
                                       1994       1993
                                   ______________________
     Foreign Sales Agents          $    49,362  $ 64,892
     Domestic Customers                275,000    32,045
     Other                                 128         -
                                   ______________________
     Total Film Revenues            $  324,490   $96,937
                                   ______________________




        *****  END OF FINANCIAL STATEMENTS *****

PART I - ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company is engaged in the business of financing, producing and distributing quality, lower and medium budget motion pictures. The Company's motion pictures are intended to be distributed for exhibition in domestic and foreign theater markets and for subsequent release in other markets such as home video, pay-per-view, pay television and free television. Westwind Productions, Inc., a wholly-owned subsidiary of the Company, is the Company's production entity. Westwind Releasing Corp., another wholly-owned subsidiary of the Company, is the Company's distribution division. The following discussion should assist in an understanding of the Company's financial position at November 30, 1995, as compared to the same quarter for the last fiscal year. The financial statements and the notes attached thereto should be referred to in connection with this discussion.

Liquidity and Capital Resources.

        As of November 30, 1995, the Company had total assets of $1,148,825 compared to $1,169,068 as of August 31, 1995, a decrease of $20,243. As of November 30, 1995, the Company's cash totaled $525,415 as compared to $286,335 at August 31, 1995. During the same period, current assets decreased slightly to $1,069,185 from $1,090,505. The decrease in current assets was primarily the result of a decreased current film inventory of approximately $290,000. Film inventory is carried at the lessor of the Company's cost of producing the film or its net realizable value based upon estimated future film revenues. Film inventory is reduced or amortized as the Company receives revenues from films carried in inventory or to the extent film inventory exceeds estimated future film revenues.

        Total current liabilities decreased slightly to $234,226 as of November 30, 1995, from $252,503 at August 31, 1995. Provision for minority interests decreased slightly from $472,988 at August 31, 1995 to $460,250 at November 30, 1995.

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

        The Company's film activity during the quarter included the following:

"Desire" aka "Ultimate Desire" an erotic thriller starring Martin Kemp, Kate Hodge, Robert Miranda and Deborah Shelton is currently being sold overseas by Showcase Entertainment. April 1996 Domestic home video release will be handled by Monarch Releasing.

Several other projects are in development.


Revenue and Expenses.

        The Company had total revenue of $324,490 for the three month period ended November 30, 1995, compared to $146,837 for the three month period ended November 30, 1994. Film revenue varies significantly from quarter to quarter depending upon the overall film activity and the timing of receipts from the delivery of films.

        Production costs for the three month period ended November 30, 1995 was $292,155 compared to $83,933 for the three month period ended November 30, 1994. Operating expenses were $64,147 for the three month period ended November 30, 1995 compared to $61,457 for the three month period ended November 30, 1994.

        During the three months ended November 30, 1995, the Company had a $30,587 one time gain in connection with settlement of a law suit. (See Note 4 to financial statements.) As a result of this one-time gain, the Company had net income of $5,931 for the three months ended November 30, 1995 compared to a loss of $2,421 for the three months ended November 30, 1994.

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
             it did not become a party to any pending or threatened litigation or proceeding material to the Company during the three month period ended November 30, 1995.

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


Dated: January 19, 1996                  THE WESTWIND GROUP, INC.



                                    By  /s/ William C. Webb
                                     William C. Webb
                                     President/Director
                                     Principal Executive and
                                     Financial Officer