Form 10QSB
period 1996-05-31
WESTWIND GROUP INC
filed 1996-09-17
CIK 838783

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-QSB


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                For the quarter ended May 31, 1996

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


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes XX    No
                   ----     ----

Common Stock outstanding at July 23, 1996 - 7,422,768 shares of $.004 par value Common Stock.



           DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                           FORM 10-QSB

          CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                     THE WESTWIND GROUP, INC.


                For the quarter ended May 31, 1996.

    The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                  PART I - FINANCIAL INFORMATION
                                                        Page of
                                                        Form 10-QSB

Item 1. Financial Statements;
    Condensed Consolidated Balance Sheets-- May 31, 1996 and
    August 31, 1995    . . . . . . . . . . . . . . . . . . . . . . .3-4
    Condensed Consolidated Statements of Operations --for the
    three months and nine months ended May 31, 1996 and 1995. . . . .5
    Condensed Consolidated Statements of Cash Flows--for
    the nine months ended May 31, 1996 and 1995. . . . . . . . . . .6-7
    Notes to Condensed Consolidated Financial Statements . . . . . . .8
Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations     . . . . . . . . . . . . . . . . . .12

                   PART II - OTHER INFORMATION
                                                        Page

Item 1.    Legal Proceedings                             14

Item 2.    Changes in the Rights of Security Holders     14

Item 3.    Defaults on Senior Securities                 14

Item 4.    Results of Votes on Securities Holders        14

Item 5.    Other Information                             14

Item 6(a). Exhibits                                      14

Item 6(b). Reports on Form 8-K                           14

                    THE WESTWIND GROUP, INC.

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                           May 31,     August 31,
                                             1996         1995
                                       _____________ ____________
CURRENT ASSETS:
  Cash and cash equivalents              $  463,205    $  286,335
  Treasury bills                             98,440             -
  Marketable equity securities
    available for sale                       23,576             -
  Advances to a related party                17,000             -
  Film Inventory                            349,639       690,760
  Income taxes receivable                         -        19,000
  Deferred tax asset                         54,164        94,410
                                       _____________ ____________
        Total Current Assets              1,006,024     1,090,505
                                       _____________ ____________
PROPERTY AND EQUIPMENT, net                   8,821         9,449
                                       _____________ ____________
OTHER ASSETS:
  Film inventory-noncurrent                  15,293        33,481
  Deposit                                     1,580         1,580
  Deferred tax asset                         34,053        34,053
                                       _____________ ____________
        Total Other Assets                   50,926        69,114
                                       _____________ ____________
                                         $1,065,771    $1,169,068
                                       _____________ ____________






Note:  The balance sheet at August 31, 1995 has been taken from the audited
        financial statements at that date and condensed.

The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWIND GROUP, INC.

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


              LIABILITIES AND STOCKHOLDERS' EQUITY


                                           May 31,     August 31,
                                             1996         1995
                                       _____________ ____________
CURRENT LIABILITIES:
  Accounts payable                        $  51,112    $   73,888
  Accounts payable - related party           11,542        19,904
  Accrued expenses                            1,711         1,711
  Management bonuses                        157,000       157,000
                                       _____________ ____________
        Total Current Liabilities           221,365       252,503
                                       _____________ ____________
MINORITY INTEREST                           443,204       472,988
                                       _____________ ____________
STOCKHOLDERS' EQUITY:
  Preferred stock                                 -             -
  Common stock                               29,691        29,691
  Additional paid-in capital                124,098       124,098
  Unrealized loss on available for
    sale securities                         (1,895)             -
  Retained earnings                         249,308       289,788
                                       _____________ ____________
        Total Stockholders' Equity          401,202       443,577
                                       _____________ ____________
                                          $1,065,771   $1,169,068
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

                    THE WESTWIND GROUP, INC.

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    For the Three Months Ended   For the Nine Months Ended
                       ________________________  ________________________
                            May 31,    May 31,    May 31,   May 31,
                             1996       1995       1996      1995
                          __________  ________   _______  _________
REVENUE:
  Film revenue              $41,434  $427,139   $551,704 $649,971
  Producers fee and film
     management income        40,487        -     48,987   50,000
                          __________  ________   _______  ________
      Total Revenue           81,921  427,139    600,691  699,971
                          __________  ________   _______  ________
PRODUCTION COSTS               8,528  460,927    358,081  742,359
                          __________  ________   _______  ________
GROSS PROFIT                  73,393 (33,788)    242,610 (42,388)
                          __________  ________   _______  ________
OPERATING EXPENSE:
  General and administrative  90,126  104,329    217,793  204,254
  Professional fees            2,255    7,287     29,687   16,442
                          __________  ________   _______  ________
      Total Operating Expense 92,381  111,616    247,480  220,696
                          __________  ________   _______  ________
INCOME(LOSS)FROM OPERATIONS (18,988) (145,404)   (4,870) (263,084)
                          __________  _________   ______  ________
OTHER INCOME (EXPENSE):
  Interest and other income    2,039    3,312     15,014    8,206
  Gain on settlement of contingency-        -     30,587        -
                          __________  ________   _______  ________
 Total Other Income (Expense)  2,039    3,312     45,601    8,206
                          __________  ________   _______  ________
INCOME (LOSS) BEFORE MINORITY
  INTEREST AND PROVISION FOR INCOME
  TAXES                     (16,949)  (142,092)   40,731 (254,878)

MINORITY INTEREST IN OPERATIONS OF
  PARTNERSHIPS               (5,481)  (29,920)    81,211  (90,771)
                          __________  ________   _______  ________
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES              (11,468) (112,172)   (40,480) (164,107)

PROVISION FOR INCOME TAXES:
  Current tax expense (benefit)    -        -          -        -
  Deferred tax expense (benefit)   -        -          -    (5,789)
                          __________  ________   _______  _________
NET (LOSS) INCOME           (11,468) $(112,172) (40,480)  $(158,318)
                          __________  ________   _______  _________
INCOME (LOSS) PER
   COMMON SHARE            $  (.00)    $ (.02)   $ (.01)   $ (.02)
                          __________  ________   _______  _________
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING       7,422,768  7,422,768  7,427,768  7,422,768
                          __________  ________   _______  _________



The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWIND GROUP, INC.

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

        Increase (Decrease) in Cash and Cash Equivalents

                                                    For the Nine Months Ended
                                                  ___________________________
                                                    May 31,         May 31,
                                                     1996            1995
                                                   __________      __________
Cash Flows From Operating Activities:
  Net income (loss)                                 $(40,480)      $(158,318)
                                                   __________      __________
  Adjustments to reconcile net income to cash
    provided (used) by operations:
     Depreciation and amortization                      1,542         155
     Minority interests in operations of partnerships  81,211     (90,771)
     Write off film script inventory                   22,886       4,095
     Gain on sale of film script                           -      (21,732)
     Gain on contingency                              (25,471)         -
     Changes in assets and liabilities:
      (Increase) decrease in accounts receivable           -        2,750
      (Increase) decrease in income tax receivable     19,000          -
      (Increase) decrease in film inventory           341,798     674,292
      (Increase) decrease in deferred tax asset        40,246          -
      Increase (decrease) in accounts payable and
        accrued expenses                              (31,139)     (4,879)
      Increase (decrease) in taxes payable                 -       (5,825)
      Increase (decrease) in deferred liabilities tax      -       (5,789)
                                                     ________      _______
        Total Adjustments                             450,073     552,296
                                                     ________     ________
        Net Cash Provided (Used) by
          Operating Activities                        409,593     393,978
                                                     ________     ________
Cash Flows From Investing Activities:
  Purchase of US treasury bills                       (98,440)         -
  Note receivable - related party                     (17,000)         -
  Payments for film script inventory                   (4,698)    (43,909)
  Proceeds from sale of film script                        -       51,127
  Purchase of property and equipment                     (914)         -
                                                     _________    ________
        Net Cash From (To) Investing Activities      (121,052)       7,218
                                                     _________    ________
Cash Flows From Financing Activities:
  Distributions to limited partners                  (111,671)    (285,797)
  Contributions from limited partners                      -            -
                                                     _________    ________
        Net Cash From Provided (Used) by
             Financing Activities                    (111,671)    (285,797)
                                                     _________    ________

Net Increase in Cash and Cash Equivalents             176,870      115,399

Cash and Cash Equivalents at Beginning of Period      286,335      255,626
                                                     _________    _________
Cash and Cash Equivalents at End of Period         $  463,205    $ 371,025
                                                     _________   __________
                           [Continued]

                    THE WESTWIND GROUP, INC.

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Continued]

        Increase (Decrease) in Cash and Cash Equivalents

                                                  For the Nine Months Ended
                                                ___________________________
                                                      May 31,       May 31,
                                                       1996          1995
                                                     _________     _________
Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:
     Interest                                       $      -        $     -
     Income taxes                                   $      -        $ 6,165


Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the Nine months ended May 31, 1996:
     None

  For the Nine months ended May 31, 1995:
     None
















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

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in the accompanying interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1995 audited financial statements. The results of operations for the periods ended May 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

NOTE 2 _ TREASURY BILLS

  At May 31, 1996 the Company had the following investment in US treasury bills, which are carried at amortized cost.

                               Amortized    Market    Maturity
  Date Acquired  Maturity Date   Costs      Value      Value
   ____________  _____________  ________   _______   _________
     03/25/96      06/20/96   $ 199,440   $199,440   $ 200,000
     03/25/96      09/19/96      98,440     98,440     100,000
                                ________   _______   _________
                                298,880    298,880     300,000
     Less Cash Equivalents      199,440    199,440     200,000
                                ________   _______   _________
                              $  98,440   $ 98,440   $ 100,000
                                ________   _______   _________

NOTE 3 _ MARKETABLE SECURITIES

  The Company investments in marketable equity securities which are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value under the caption "marketable securities" on the balance sheet, with the change in fair value during the period excluded from earnings and recorded as a separate component of equity. Fair value of the equity securities was determined on a specific identification basis in computing unrealized gain or loss. As of May 31, 1996 and 1995. Unrealized holding gains (losses) on such securities, which were added to (subtracted) from stockholders' equity during the nine month period ended May 31, 1996 and 1995, were $1,542 and $0 respectively. The change in net unrealized holding gain
  (loss) on available-for-sale securities for the three months ending May 31, 1996 and 1995 was $700 and $0.

                    THE WESTWIND GROUP, INC.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS

NOTE 4 _ LIMITED PARTNERSHIP AND LIMITED LIABILITY COMPANY

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

  On March 19, 1996, the Company organized a wholly owned limited liability company [LLC] to produce a feature film in connection with a film acquisition agreement. [See Note 5]

NOTE 5 _ COMMITMENTS AND CONTINGENCIES

  Film Acquisition Agreement - On March 20, 1996, the Company's LLC entered into a film acquisition agreement, where in the LLC committed to produce a full length motion picture for a distributor by September 30, 1996. On March 28, 1996, the LLC obtained a $1,385,000 short term note payable from a financial institution to finance the films production. The note bears interest at a rate of prime plus .75% and matures December 31, 1996. As of May 31, 1996 the LLC had borrowed $1,285,737 against the note to produce the film. The note is secured by the film and is guaranteed by the distributor. The distributor also agreed to make all interest payments on the note. The distributor in return receives all rights to distribute the film. In as much as the LLC is acting as an independent producer and the short term note is fully guaranteed by the distributor the short term note and related film cost inventory have not been recorded on the books of the LLC. As of May 31, 1996 the Company has recognized 40,487 in producer fees from the production of the film.

  Development Agreements - The Company enters into development agreements as a means to obtain story rights for feature films. Developers typically are entitled to a percentage of the net profits of the Company's general partnership interest in the film. Amounts paid to developers for the nine months ended May 31, 1996 and 1995 were approximately $4,858 and $4,698, respectively.

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

NOTE 5 _ COMMITMENTS AND CONTINGENCIES [Continued]

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

  The Company as a Distributor - The Company enters into various agreements to produce, assist in production and distribute films for which it does not own the story rights. These agreements typically provide for the Company to be compensated for its role as producer, entitle the Company to receive a percentage revenue in gross profits of the film and occasionally require the Company to advance funds to meet production costs. The advances are to be repaid from the gross revenues of the film. At May 31, 1996 and August 31, 1995, their were no amounts advanced under these agreements.

  Other - The Company has a continuing obligation to certain writers and actors to pay profit participation amounts ranging from 1 to 7.5 percent based on a predetermined level of income and distributions received by the Company. The Company has recorded $0 and $0 in profit participation payments for the three months ended May 31, 1996 and 1995, respectively.

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

  On May 31, 1996 the amounts of the deferred tax assets and liabilities are $88,217 and $25,827, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. As of May 31, 1996, the Company has no available operating loss carryforwards. Management determined that no valuation allowance was necessary for the net deferred tax assets as of May 31, 1996.

                    THE WESTWIND GROUP, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 _ ECONOMIC DEPENDENCY

  The Company has three significant customers who represent approximately 95% of the Company's revenue.

  The  Company also receives a substantial portion of its revenue from  two  foreign sales agents who collect on  behalf  of  the
  Company  from numerous customers on a world-wide basis.   These
  foreign revenues relate to other revenues as follows:

                                    For the Nine Months
                                       Ended May 31,
                                    ________________________
                                       1996        1995
                                    __________    __________
     Foreign Sales Agents           $  188,624  $ 249,651
     Domestic Customers                362,940    331,313
     Other                                 140     69,007
                                    __________    __________
     Total Film Revenues            $  551,704  $ 649,971
                                    __________    __________

                           PART I - ITEM 2

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company is engaged in the business of financing, producing and distributing quality, lower and medium budget motion pictures. The Company's motion pictures are intended to be distributed for exhibition in domestic and foreign theater markets and for subsequent release in other markets such as home video, pay-per-view, pay television and free television. Westwind Productions, Inc., a wholly-owned subsidiary of the Company, is the Company's production entity. Westwind Releasing Corp., another wholly-owned subsidiary of the Company, is the Company's distribution division. The following discussion should assist in an understanding of the Company's financial position at May 31, 1996, as compared to the same quarter for the last fiscal year. The financial statements and the notes attached thereto should be referred to in connection with this discussion.

Liquidity and Capital Resources.

    As of May 31, 1996, the Company had total assets of $1,065,771 compared to $1,169,068 as of August 31, 1995, a decrease of $103,297, or approximately 91%. The decrease was primarily the result of an increase in cash and cash equivalents, an increase in treasury bills and a decrease in film inventory. As of May 31, 1996, the Company's cash totaled $479,539 as compared to $286,335 at August 31, 1995. Film inventory is carried at the lessor of the Company's cost of producing the film or its net realizable value based upon estimated future film revenues. Film inventory is reduced or amortized as the Company receives revenues from films carried in inventory or to the extent film inventory exceeds estimated future film revenues.

    The significant increase in cash and treasury bills at May 31, 1996 from August 31, 1995 was primarily the result of a short term note obtained from a financial institution to fund the production of a film (See Notes
4 and 7 to the financial statements attached hereto).

    Total current liabilities decreased to $221,365 as of May 31, 1996, from $252,503 at August 31, 1995. Provision for minority interests decreased slightly from $472,988 at August 31, 1995 to $443,204 at May 31, 1996.

    Shareholders' Equity at May 31, 1996 was $401,202 compared to $443,577. The reduction Shareholders Equity was the result of operating losses during the last nine months.

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

    The Company's film activity during the quarter included the following:

     "Asylum," a dramatic thriller starring Robert Patrick and Malcolm McDowell is currently in post-production. Principal photography April 8, 1996. The project is a co-production with Norstar Entertainment. Norstar funded the project entirely and will have all rights to the film. The company receives a production fee for the project.

     "Desire" aka "Ultimate Desire" an erotic thriller starring Martin Kemp, Kate Hodge, Robert Miranda and Deborah Shelton was released by Monarch Home Video for domestic video release at the end of May.

Revenue and Expenses.

    The Company had total revenue of $41,434 for the three month period ended May 31, 1996, compared to $427,139 for the three month period ended May 31, 1995. For the nine months ended May 31, 1995, the Company had total revenue of $551,704 compared to $649,971 for the nine months ended May 31, 1995, a decrease of approximately 15%. Film revenue varies significantly from quarter to quarter depending upon theoverall film activity and the timing of receipts from the delivery of films.

    Production costs for the three month period ended May 31, 1996 was $8,528 compared to $460,927 for the three month period ended May 31, 1995. Production costs for the nine month period ended May 31, 1996 were $358,081 compared to $742,359 for the nine month period ended May 31, 1995. Production costs are related to film activity and varies significantly from quarter to quarter. Operating expenses were $92,381 and $247,480 for the three month and nine month periods ended May 31, 1996 compared to $111,616 and $220,696 for the three month and nine month periods ended
May 31, 1995.

    During the three months ended November 30, 1995, the Company had a $30,587 one time gain in connection with settlement of a law suit.

    The Company had a net pre-tax loss of $40,480 for the nine months ended May 31, 1996 compared to a loss of $164,107 for the nine months ended May 31, 1995. For the three months ended May 31, 1996, the Company had a net pre-tax loss of $11,468 compared to a net loss of $112,172 for the three months ended May 31, 1995. The reduction in total loss from the periods ended May 31, 1995 was primarily the result of lower overhead, the one time gain in connection with the lawsuit referred to above, and a larger gross loss for the periods ended May 31, 1995.

    The Company's revenues from operations and from partnership distributions as well as income and operating expenses are subject to increase or decrease on a quarterly basis depending on the amount of film activity engaged in a particular quarter and the timing of receipts from licenses and from distribution agreements.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the Company, it did not become a party to any pending or threatened litigation or proceeding material to the Company during the three month period ended May 31, 1996.

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


Dated: September 10, 1996             THE WESTWIND GROUP, INC.



                                    By /s/ William C. Webb
                                      President/Director
                                      Principal Executive and
                                      Financial Officer