Form 10KSB
period 1996-08-31
WESTWIND GROUP INC
filed 1997-03-07
CIK 838783

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                         FORM 10-KSB


  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended August 31, 1996

                              OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

              Commission file number 33-23884-LA


                   THE WESTWIND GROUP, INC.
  (Name of Small Business Issuer as specified in its charter)

           Delaware                                 95-4171726
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)


               1746 1/2 Westwood Boulevard                  90024
               Los Angeles, California                   (Zip Code)
               (Address of principal executive offices)

  Issuer's telephone number, including area code:  (310) 470-6949


  Securities registered pursuant to Section 12(b) of the Exchange Act:
  None

  Securities registered pursuant to Section 12(g) of the Exchange Act:
  None


     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
  to such filing requirements for the past 90 days. Yes xx     No ___
                                                       -----
     Check if there is no disclosure of delinquent filers in response to
  Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III
  of this Form 10-KSB or any amendment to this Form 10-KSB.     xx

     The Issuer's revenues for the fiscal year ending August 31, 1996 were $611,419

     As of February 25, 1997, 7,422,768 shares of the Issuer's common stock were issued and outstanding, 1,834,250 of which were held by non-affiliates. As of February 25, 1997, there was not an active trading market for the Issuer's common stock.


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

     The Company's activities have diminished during the last several years due to various causes including changes in market conditions for small, independent film production companies and increased competition from cable television networks. The Company's Board of Directors has considered, and is considering alternative business opportunities. Such opportunities may result in the sale or termination of the Company's film activities, commencement of operations in businesses not involved in the film or entertainment industry, a change of the Company's management and a change of control of the Company. The Company has considered several proposals relating to alternative business operations but has not entered into any definitive agreement considering any such alternative operations or change of control. Furthermore, there can be no assurance that the Company will ever change its current business operations.

  Film Production During Fiscal Years 1996, 1995 and 1994

     During the fiscal years ended August 31, 1996, 1995 and 1994 the Company completed production of the following films:

                                                                 Fiscal
                                                                  Year
   Picture                  Description           Released      Completed

   Asylum              Thriller starring          Norstar           1996
                       Robert Patrick           Entertainment

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


  Current Projects

   During the fiscal year ending August 31, 1997, the Company expects to complete production of one feature film.

   There can be no absolute assurance that any film scheduled for production or release will be completed or released in accordance with the anticipated schedule or budget.

  Overhead and Ownership

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

  Distribution

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

  Competition

    The business of motion picture production and distribution is highly competitive. There are numerous competitive factors in the motion picture production and distribution industry, including the quality, variety and timing of products and marketing efforts. The Company competes with "major" film studios as well as with independent motion picture and television production companies for the acquisition of literary properties and for the services of performing artists and technical personnel. The Company competes with others in the sale and distribution of motion pictures. The Company also competes for available production financing. The Company's ability to acquire artistic properties and to engage the services of creative and technical personnel and to distribute its motion pictures will be limited by its financial resources. Many of the organizations with which the Company competes have far greater financial resources than the Company. During the last two fiscal years, the Company has been subject to increased competition, and as a result, has contributed to the Company's reduced operations.

  Copyrights

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

  Government Regulation

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

  Employees

    At August 31, 1996, the Company employed three (3) full-time employees in its Los Angeles office. During the production of a motion picture as many as 40 people are engaged by the Company for periods of six weeks or longer. The Company has granted, and will grant, to actors, directors, screen writers, and other important creative and financial elements, rights to participate in the net profits or gross revenues of particular pictures.

  ITEM 2.  DESCRIPTION OF PROPERTY

    The Company leases its principal offices at 1746 1/2 Westwood Blvd., Los Angeles, California, 90024, on a month-to-month basis and pays $760 per month in rent. The lease is terminable by either the Company or the landlord upon thirty days written notice. The Company's office facilities are adequate for its current needs. The Company believes it could readily find suitable replacement office facilities if necessary.

  ITEM 3.  LEGAL PROCEEDINGS

    To the best knowledge of the Company, it is not a party to any pending or threatened litigation or proceeding material to the Company.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's securities holders during the fourth quarter of the fiscal year ending August 31, 1996.

                           PART II

  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    A. Market for Common Stock. There is no active market for the Company's securities. The Company's stock has been traded in the over-the-counter market.

    B. Holders of Common Stock. The approximate number of holders of record of the Company's Common Stock was 7,422,768 as of February 25, 1997 was 704. A number of the Company's record shareholders are broker/dealers whom are holding record title of the Company's Common Stock for numerous customers. Accordingly, the Company believes the actual number of beneficial holders of its Common Stock is greater than the number of shareholders of record.

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

  Results of Operations for the Years Ended August 31, 1996 and 1995

    Revenues. The Company's principal objective has been to produce and distribute one to four motion pictures each year with commercial subject matter. The Company is now considering alternative business operations, but currently its only operations are its film production operations.
  Film revenues are derived primarily from the distribution of feature films in both domestic and foreign markets. The Company's revenues are derived from management and marketing fees relating to specific motion pictures, from fees for film production services and from distributive shares in partnerships and joint ventures formed to finance motion pictures. The

  Company's revenues and net income are dependent upon the level of film activity engaged in by the Company as well as by the success of the particular motion pictures released by the Company in any given year. Most of the income which will be generated by a motion picture will be generated in the year in which it is released and distributed. Thereafter, minimum revenues are received from such motion picture.



                     1996        1995     1994    1993  1992


  Revenues     $611,419  $758,473  $1,720,216   $3,732,046 $1,648,97


  Production
     Costs      516,174  870,917  1,175,729   2,489,694   1,212,704


  Gross Profit
     (loss)      95,245  (112,444)  544,487   1,242,352   436,266


   Operating
     Expense    395,546   339,895   434,597    726,843    400,150


  Other
  Income

  (Expense)      42,364   12,273    (91,679)       197    (53,086)


  Net Income
   (loss)      (211,511)  (220,263)  (75,359)  180,799   (99,165)


  Net Income
     (loss)per
      share       (.03)    (.030)      (.01)       .024     (.013)


    Total revenues for the year ending August 31, 1996, were $611,419 as compared with $758,473 for the year ended August 31, 1995, a reduction of approximately 19.39%. The decrease in total revenues from 1995 to 1996 was primarily the result of fewer films released. The market for lower priced films has changed in recent years and at the same time, the average cost of the Company's productions has increased. The Company's revenues has decreased in each of the last three years and it is likely to continue to decrease this year as film production will continued to be limited.

    The Company's revenues are generated from film distribution in the domestic market (the United States and Canada) as well as from films distributed in foreign markets. The Company utilizes the services of two principal foreign sales agents. During the year ended August 31, 1996, approximately 35% of the Company's total film revenues were generated by the foreign sales as compared to 34% for the year ending August 31, 1995. The Company anticipates that it will continue to be dependent upon the efforts of foreign sales agents for a significant portion of its total film revenues during the current fiscal year.

    Interest. The Company had interest income of $42,364 during the fiscal year ended August 31, 1996 compared to interest income of $12,273 for the year ended August 31, 1995.

    Operating Expenses, Operating Income and Other Income and Expenses.
  For the year ended August 31, 1996, the Company's operating expenses were $395,546 compared to $339,895 for the year ended August 31, 1995. The Company incurred a loss from operations of $300,301 for the year ending August 31, 1996 as compared to income of $452,339 for the year ending August 31, 1995. This loss was a result of decreased film production and revenue generation.

    Net Loss. For the fiscal year ended August 31, 1996, the Company had a net loss of $211,511 compared to a net loss of $220,563 for the year ended August 31, 1995 which included $64,566 for extraordinary income related to a forgiveness of a production fee owed by the Company. The Company's income is dependent upon revenues which is dependent upon not only on total film activity, but upon the timing of the completion of films and the release dates of films.


    Inflation and Foreign Exchange. Generally, costs in connection with producing and distributing motion pictures have increased during recent years. This may affect results of operations in future periods. However, the Company believes inflation has not had a material affect on the Company's operations to date.

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

    The Company had cash and cash equivalents of $162,309 at August 31,
  1996, as compared to $286,335 at August 31, 1995.    The Company had
  treasury bills of $299,163 at August 31, 1996. Total current assets decreased significantly to $825,827 at August 31, 1996, compared to $1,090,505 at August 31, 1995.

    The Company has historically financed its productions through limited partnership financing, co-production ventures and from other sources. For the fiscal year ended August 31, 1997, the Company anticipates it will be involved in the production of one motion picture that will cost approximately one million dollars, none of which is expected to be provided by the company. The Company may continue to develop scripts with its own funds.

    The Company projects its operating expenses for the next 12 months to be approximately $250,000 exclusive of investments in film projects. Operating expenses increase and decrease as a result of overall film activity. The Company believes it will be able to generate sufficient funds to meet its current liabilities for the next 12 months.

    The Company's revenues have declined significantly in each of the last two years, and management anticipates there will be further decline this year. The Company's current assets have decreased significantly during the last year. The market for lower budget films has changed during the last several years and as a consequence, the Company's film production has decreased.

  Additional Information

    The Company's activities have diminished during the last several years due to various causes including changes in market conditions for small, independent film production companies and increased competition from cable television networks. During each of the last three fiscal years, the Company's revenues have declined, its film activity has decreased and its assets have decreased. Management believes that the Company cannot continue to operate solely as a film production company.

    The Company's Board of Directors has, and is considering alternative business opportunities. Such opportunities may result in the sale or termination of the Company's film activities, commencement of operations in business not involved in the film or entertainment industry, may result in the change of the Company's management and may result in a change of control of the Company. The Company has considered several proposals relating to alternative business operations but has not entered into any definitive agreement considering any such alternative operations or change of control. Furthermore, there can be no assurance that the Company will ever change its current business operations.

  ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                Index to Financial Statements
  Financial Statements

         Independent Auditor's Report

         Consolidated Balance Sheet
           Year ended August 31, 1996

         Consolidated Statements of Income
           Years ended August 31, 1996 and 1995

         Consolidated Statements of Stockholders' Equity
           Years ended August 31, 1996 and 1995

         Consolidated Statements of Cash Flows
           Years ended August 31, 1996 and 1995

         Notes to Consolidated Financial Statements

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

                           PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       A.     Identification of Directors and Executive Officers

       The current directors and executive officers of the Company who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

    Name                 Age           Position

    William C. Webb       49           Chairman/President/CEO

    James K. Webb         45           Director

    Background information concerning the Company's officers and directors is as follows:

    William C. Webb. Mr. Webb has been the Chairman of the Board of Directors, the President and CEO of the Company since inception. Mr. Webb is, and has been since 1976, a motion picture producer, director and writer who has worked in Europe and the United States. Mr. Webb received his film training at the London Film School. He also received a Bachelor of Science in Electrical Engineering from Duke University.

    James K. Webb. Mr. Webb was a director of the Company from 1989 to 1992 when he resigned for professional reasons. He was reappointed as a director of the Company in September 1994. He is presently based in Dallas, Texas, but has formerly worked for First Interstate Bank, Los Angeles, Ticor Corp., Los Angeles, among others. He has received his Masters in Business Administration degree from Pepperdine University and his Bachelor of Arts degree from Southern Methodist University. He is the brother of William Webb.

    B.  Significant Employees.  None.

    C.  Family Relationships.  James K. Webb is the brother of William C.
  Webb.

    D.  Other:  Involvement in Certain Legal Proceedings.

    There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

    E. Compliance with Section 16(a). The Company currently has no class of securities registered pursuant to Section 12 of the Exchange Act and therefore is not subject to Section 16(a).

  ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer.


                  SUMMARY COMPENSATION TABLE


                   Long Term Compensation



                   Annual Compensation        Awards         Payouts
                   --------------------    ---------------   ------
(a)         (b)    (c)     (d)   (e)       (f)       (g)      (h)      (i)

                                 Other                                 All
Name and                         Annual   Restrict  Option/   LTIP    Other
Principal          ($)     ($)   Compen-   Stock     SAR'S   Payouts Compen-
Position   Year  Salary   Bonus sation($) Awards($)  (#)      ($)   sation($)
---------  -----  -------  ----  --------  --------   ----   -----   -------

William C.  1996  $60,000  $*     $-0-      $-0-       -0-    $-0-    $-0-
Webb,
            1995  $60,000  $-0-   $-0-      $-0-       -0-    $-0-    $-0-
President,
CEO         1994  $60,000  $-0-   $-0-      $-0-       -0-    $-0-    $-0-
Chairman

  * During the year ended August 31, 1996, the Company's Board of Directors approved the payment of a $100,000 bonus to William Webb, its president. As of August 31, 1996, such bonus had not been paid.

    No options, stock appreciation rights or long-term incentive plan awards were issued or granted to the Company's executive officers during the fiscal year ended August 31, 1996. As of August 31, 1996, the end of the Company's last fiscal year, the Company's management owned no options or stock appreciation rights. Accordingly, no tables relating to such items have been included in this Item 10.

  Compensation of Directors

    The Company's directors are not compensated for attending Board of Directors meetings.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    A. & B.  Security Ownership of Management and Certain Beneficial Owners

    The following table sets forth information regarding shares of the Company's Common Stock owned beneficially as of February 25, 1997, by (i) each director of the Company, (ii) all officers and directors as a group, and (iii) each person known by the Company to beneficially own 5% or more of the outstanding shares of the Company's Common Stock:



          Name                      Amount
          and Address             and Nature        Percent
          of Beneficial         of Beneficial     of Class*
          Owner                    Ownership

    William C. Webb (1)            5,588,518          75%
    1746 1/2 Westwood Blvd.
    Los Angeles, CA  90024

    James K. Webb (1)                 172,500          2%
    1746 1/2 Westwood Blvd.
    Los Angeles, CA 90024

    Robert W. Mann                   423,750           6%
    937 Westholme Ave.
    Los Angeles, CA 90024

    All Officers, and Directors    5,761,018          77%
       as a Group (2 persons)

    Total Shares Issued
      and Outstanding              7,422,768           100%

    (1)  These individuals are the officers and/or directors of the Company.

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In the fiscal years ending August 31, 1996, 1995 and 1994, the officers and directors received the following distributions from investments in Company affiliated partnerships:

                        1996      1995      1994
    William Webb        $6303     $15,770   $17,518
    Carol Schuler(1)    $5217     $12,096   $10,981
    James Webb          $834      $ 1,839   $10,631

    (1)  Ms. Schuler resigned as an officer in 1995.

  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    A. No Exhibits are filed in connection with this Form 10-KSB and the Company incorporate by reference all applicable Exhibits heretofore filed.

    B. No form 8-K was filed by the Company during the quarter ended August 31, 1996.

                              SIGNATURES


    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE WESTWIND GROUP, INC.



  Date:  February 28, 1997          By    /S/ WILLIAM C. WEBB
                                    William C. Webb
                                    Principal Executive Officer
                                    Principal Financial Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Signature                    Capacity                     Date

/s/ William C. Webb
                            Chairman/President/          February 28, 1997
William C. Webb                 CEO

/s/ James K. Webb
                             Director                    February 28, 1997
James K. Webb

                          SIGNATURES


    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE WESTWIND GROUP, INC.



  Date: February 28, 1997              By /s/ William C. Webb
                                    William C. Webb
                                    Principal Executive Officer
                                    Principal Financial Officer


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

       Signature                 Capacity             Date


  /s/ William C. Webb    Chairman/President/          February 28, 1997
  William C. Webb                 CEO


  /s/ James K. Webb      Director                     February 28, 1997
  James K. Webb

                  THE WESTWIND GROUP, INC.

              CONSOLIDATED FINANCIAL STATEMENTS

                       AUGUST 31, 1996























               PRITCHETT, SILER & HARDY, P.C.
                CERTIFIED PUBLIC ACCOUNTANTS

                  THE WESTWIND GROUP, INC.

              CONSOLIDATED FINANCIAL STATEMENTS





                          CONTENTS

                                                                PAGE


        _  Independent Auditors' Report                           1


        _  Consolidated Balance Sheet, August 31, 1996          2 - 3


        _  Consolidated Statements of Operations, for the
             years ended August 31, 1996 and 1995               4 - 5


        _  Consolidated Statement of Stockholders' Equity, for
             the years ended August 31, 1996 and 1995            6


        _  Consolidated Statements of Cash Flows, for the
             the years ended August 31, 1996 and 1995           7 - 8


        _  Notes to Consolidated Financial Statements           9 - 15

             PRITCHETT, SILER & HARDY, P.C.
                  430 EAST 400 SOUTH
              SALT LAKE CITY, UTAH  84111
                   (801) 328-2727




                INDEPENDENT AUDITORS' REPORT




Board of Directors
THE WESTWIND GROUP, INC.
Los Angeles, California


We have audited the accompanying consolidated balance sheet of The Westwind Group, Inc. and its subsidiaries as of August 31, 1996 and the related consolidated statements of operations stockholders' equity, and cash flows for the years ended August 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements examined by us present fairly, in all material respects, the financial position of The Westwind Group, Inc. and its subsidiaries as of August 31, 1996 and the results of their operations, and their cash flows for the years ended August 31, 1996 and 1995, in conformity with generally accepted accounting principles.


/S/ PRITCHETT, SILER & HARDY, P.C.
PRITCHETT, SILER & HARDY, P.C.

November 5, 1996

                  THE WESTWIND GROUP, INC.

                 CONSOLIDATED BALANCE SHEET


                           ASSETS


                                                       August 31,
                                                          1996
                                                     ____________
CURRENT ASSETS:
  Cash and cash equivalents                            $  162,309
  Treasury bills                                          299,163
  Marketable equity securities available
    for sale                                               18,945
  Advances and other receivables                            2,739
  Advances - related party                                 86,900
  Film inventory                                          153,746
  Deferred tax asset, net                                 102,025
                                                     ____________
        Total Current Assets                              825,827
                                                     ____________
PROPERTY AND EQUIPMENT, net                                 8,164
                                                     ____________
OTHER ASSETS:
  Film script inventory                                     6,205
  Other assets                                              1,580
  Deferred tax asset                                       25,762
                                                     ____________
        Total Other Assets                                 33,547
                                                     ____________
TOTAL ASSETS                                           $  867,538
                                                     ____________











    The accompanying notes are an integral part of these consolidated financial statements.

                  THE WESTWIND GROUP, INC.

                 CONSOLIDATED BALANCE SHEET

            LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       August 31,
                                                          1996
                                                     ____________
CURRENT LIABILITIES:
 Accounts payable                                      $   67,905
 Accounts payable - related party                           5,213
 Accrued expenses                                           2,539
 Management bonuses payable                               257,000
                                                     ____________
       Total Current Liabilities                          332,656
                                                     ____________
MINORITY INTEREST                                         309,341
                                                     ____________

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 10,000,000
   shares authorized, no shares issued
   and outstanding                                              -
 Common stock, $.004 par value, 50,000,000
   shares authorized, 7,422,768 shares issued
   and outstanding at August 31, 1996                      29,691
 Additional paid-in capital                               124,098
 Retained earnings                                         78,277
 Unrealized holding loss on marketable securities         (6,525)
                                                     ____________
       Total Stockholders' Equity                         225,541
                                                     ____________
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                 $867,538
                                                     ____________








    The accompanying notes are an integral part of these consolidated financial statements.

                  THE WESTWIND GROUP, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the Years Ended
                                                  August 31,
                                        _________________________
                                                 1996      1995
                                            ______________________
REVENUE
  Film revenue                             $    562,432  $708,473
  Film management and marketing income           48,987    50,000
                                             ______________________
        Total Revenue                           611,419   758,473
                                             ______________________
PRODUCTION COSTS:
  Direct costs related to film revenue          511,316   835,333
  Profit participation expenses                   4,858    33,254
  Co-partner production fees                          -     2,330
                                             ______________________
        Total Production Cost                   516,174   870,917
                                             ______________________
GROSS PROFIT (LOSS)                              95,245 (112,444)
                                             ______________________
OPERATING EXPENSE:
  General and administrative                    269,153   308,433
  Accrued management bonuses                    100,000         -
  Professional fees                              26,393    31,462
                                             ______________________
      Total Operating Expense                   395,546   339,895
                                             ______________________
INCOME (LOSS) FROM OPERATIONS                 (300,301) (452,339)
                                             ______________________
OTHER INCOME (EXPENSE):
  Interest income                                42,364    12,273
                                             ______________________
      Total Other Income (Expense)               42,364    12,273
                                             ______________________
INCOME (LOSS) BEFORE MINORITY INTEREST
  AND INCOME TAXES                            (257,937) (440,066)

MINORITY INTEREST IN OPERATIONS
  OF PARTNERSHIPS                               (6,856) (131,242)
                                             ______________________
INCOME (LOSS) BEFORE INCOME TAXES             (251,081) (308,824)

CURRENT TAX EXPENSE (BENEFIT)                  (39,916)         -

DEFERRED TAX EXPENSE ( BENEFIT)                     346  (55,057)
                                             ______________________
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS      (211,511) (253,767)
                                             ______________________


                         [Continued]

                  THE WESTWIND GROUP, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS [Continued]


                                             For the Years Ended
                                                  August 31,
                                        _________________________
                                                 1996      1995
                                            ______________________
EXTRAORDINARY ITEM -  Forgiveness of production fee   -    64,566

MINORITY INTEREST IN EXTRAORDINARY ITEM               -    31,062

                                             ______________________
NET INCOME (LOSS)                            $(211,511)  $(220,263)
                                             ______________________
EARNINGS (LOSS) PER COMMON SHARE:
  Income from continuing operations            $  (.03)  $  (.034)
  Extraordinary item forgiveness of production fee  -        .004
                                             ______________________
EARNINGS (LOSS) PER COMMON SHARE               $  (.03)  $  (.030)
                                             ______________________
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                 7,422,768 7,422,768
                                             ______________________
























    The accompanying notes are an integral part of these consolidated financial statements.

                  THE WESTWIND GROUP, INC.

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

        FOR THE YEARS ENDED AUGUST 31, 1996 AND 1995



                       Common Stock     Additional         Unrealized Loss
                  __________________     Paid-In   Retained  on Marketable
                    Shares   Amount      Capital   Earnings     Securities
                  __________________    _________  ________   __________
BALANCE, August 31,
 1994             7,422,768   29,691       124,098    510,051        -

Net (loss) for the
 year ended August
 31, 1995                -        -             -    (220,263)       -
               _________________________________________________________
BALANCE, August 31,
 1995             7,422,768   29,691       124,098    289,788        -

Unrealized loss on
 marketable securities   -        -            -          -      (6,525)

Net (loss) for the
 year ended August
 31, 1996                -        -            -      (211,511)      -
               _________________________________________________________
BALANCE, August 31,
 1996             7,422,768  $29,691      $124,098    $78,277   $(6,525)
               _________________________________________________________


























     The accompanying notes are an integral part of this
                    financial statement.

                  THE WESTWIND GROUP, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS

    Net Increase (Decrease) in Cash and Cash Equivalents


                                             For the Years Ended
                                                  August 31,
                                        _________________________
                                                 1996      1995
                                            ______________________
Cash Flows From (To) Operating Activities:
  Net income (loss)                          $(211,511) $(220,263)
                                             ______________________
  Adjustments to reconcile net income (loss) to
    cash provided (used) by operations:
     Write off of film script inventory           1,824     4,169
     Depreciation and amortization                    -       481
     Loss on dissolution of partnerships         35,745         -
     Minority interests in partnerships         (6,856)  (100,180)
     Write off film inventory to net
      realizable value                          127,822    292,364
     Gain on contingency                       (25,470)         -
     Gain on Sale of Script                           -  (21,732)
     Bad debt expense                                 -     2,750
     Changes in assets and liabilities:
      (Increase) decrease in film inventory     409,192   484,226
      (Increase) decrease in current
        deferred tax asset                       11,385   (27,262)
      (Increase) decrease in advances
          and other receivables                 (2,739)        -
      (Increase) decrease in deferred tax asset   8,291  (27,795)
      Increase (decrease) in accounts payable   (5,983)  (42,857)
      Increase (decrease) in accounts
        payable related party                   (14,691)  (5,096)
      Increase (decrease) in accrued expenses       828   (3,168)
      Increase (decrease) in management bonuses 100,000  (35,000)
      Increase (decrease) in taxes payable            -   (5,825)
                                             ______________________
        Total Adjustments                       639,348   600,789
                                             ______________________
        Net Cash Provided (Used) by Operating
          Activities                            427,837   380,526
                                             ______________________
Cash Flows From (To) Investing Activities:
  Purchase of US Treasury bill                (299,163)         -
  Advances - related party                     (86,900)         -
  Payments for film script inventory            (8,469)  (48,190)
  Purchase of property plant and equipment        (539)   (9,775)
  Proceeds from sale of film script                   -    51,127
  Distributions to limited partners           (156,792) (342,979)
  Contributions from limited partners                 -         -
                                             ______________________
        Net Cash Provided (Used) by Investing
          Activities                          (551,863) (349,817)
                                             ______________________


                         [Continued]

                  THE WESTWIND GROUP, INC.

      CONSOLIDATED STATEMENTS OF CASH FLOWS [Continued]

      Increase (Decrease) in Cash and Cash Equivalents

                                             For the Years Ended
                                                  August 31,
                                        _________________________
                                                 1996      1995
                                            ______________________
Cash Flows From Financing Activities:
  Proceeds from advances from distributor      $      -  $      -
  Payments for advances from distributor              -         -
                                             _______________________
        Net Cash Provided by Financing Activities     -         -
                                             _______________________
Net Increase (Decrease) in Cash and
  Cash Equivalents                            (124,026)    30,709

Cash and Cash Equivalents at Beginning of Year  286,335   255,626
                                             _______________________
Cash and Cash Equivalents at End of Year    $  162,309    $286,335
                                             _______________________
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest                                  $     -   $      -
     Income taxes                              $     -   $  6,165

Supplemental Schedule of Non-cash Investing and Financing
Activities:
  For the Year Ended August 31, 1996:
     None

  For the Year Ended August 31, 1995:
     None
















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

  Earnings  (Loss) Per Share - The computation  of  earnings
  (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

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

  Income  Taxes - The Company accounts for income  taxes  in
  accordance  with  FASB  Statement  109,  "Accounting   for
  Income Taxes."  [See Note 5]

  Treasury Bills and Marketable Securities - The company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS 115 the Company's treasury bills have been classified as held to maturity and are recorded at amortized soct. Held to maturity securities represent those securities that the Company has both the positive intent and ability to hold until they mature. The Company's marketable securities have been classified as available for sale and are recorded at their fair market value and unrealized gains and losses are reported in a separate component of shareholders equity.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

NOTE 2 _ TREASURY BILLS

  At August 31, 1996 US Treasury bills consisted of the following investments which are carried at amortized cost:

          Date       Maturity  Amortized      Market   Maturity
        Acquired       Date       Cost        Value     Value
      ___________   _________  _________    _________ _________
        3/25/96      9/19/96     97,721       99,721   100,000
        6/19/96      9/19/96     99,721       99,721   100,000
        6/19/96      9/19/96     98,721       99,721   100,000

                  THE WESTWIND GROUP, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 _ MARKETABLE SECURITIES

  At August 31, 1996 marketable securities available for sale consisted of the following:

                                    Unrealized
                                     Holding       Market
                            Cost       Loss        Value
                         _________ ___________   __________
         Common Stock      25,470     6,525        18,945

NOTE 4 _ RELATED PARTIES TRANSACTION

  During the year ended August 31, 1996 the Company paid various expenses on behalf of its majority shareholder and president. These expenses totaled $86,900 and have been recorded as advances related party.

  Officers,  significant  shareholders  and  promoters   and
  their   relatives'  ownership  interest  in  the   related
  partnerships at August 31, 1996 is as follows:



                                  Ownership
                                  __________
     Desire Partnership             48%
     Dogged Partnership             49%

  At  August  31, 1996 and 1995, the Company has $2,870  and
  $18,594 in related party accounts payable for production services rendered by a former officer and director of the Company.

  During the year ended August 31, 1996 the Company's Board of Directors approved the payment of $100,000 in management bonuses to an officer, director and president of the Company. As of August 31, 1996 the bonuses had not yet been paid.

  During the year ended August 31, 1993 the Company's Board of Directors approved the payment of $330,000 in management bonuses to certain officers and key personnel of the Company. During 1994 the Company paid $130,000 of the bonuses and accrued the remaining $200,000. During the year ended August 31, 1995 and 1994 the Company paid $38,000 and $5,000 of these bonuses and extended the remaining $157,000 to be paid during the year ended August 31, 1997.

                  THE WESTWIND GROUP, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 _ FILM INVENTORY

  The components of film inventory at August 31, 1996 are:

     Released films                   $ 138,711
     Films completed but not released    15,035
     Films in progress                        -
     Story rights and scenarios           6,205
                                    ___________
     Total Film Inventory               159,951
     Less long-term portion               6,205
                                    ___________
     Total Current Film Inventory     $ 153,746
                                    ___________

  Film cost amortization was $361,578 and $507,959 for the years ended August 31, 1996 and 1995, respectively.

  During the year ended August 31, 1996 and 1995 the Company recorded an adjustment of $127,823 and $292,364 to reduce the carrying value of film inventory to its net realizable value.

NOTE 6 _ PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation:

                                    August 31,
                                       1996
                                 _____________
      Property and equipment          $ 12,439
      Airplane                           9,775
                                 _____________
                                        22,214
      Less: accumulated depreciation    14,050
                                 _____________
        Total                         $  8,164
                                 _____________

  During June 1995, the Company invested in a 25% interest in an airplane. The plane is rented out through a local airport. The plane is managed by the majority owner. The Company plans to use the plane in its film operations for filming, finding locations for filming and as a prop.

  Depreciation expense for the years ended August  31,  1996 and 1995 was $1,781 and $481, respectively.

                  THE WESTWIND GROUP, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 _ LIMITED PARTNERSHIPS

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

NOTE 8 _ COMMITMENTS AND CONTINGENCIES

  Development Agreements - The Company enters into development agreements as a means to obtain story rights for feature films. Developers typically are entitled to a percentage of the net profits of the Company's general partnership interest in the film. Amounts paid to developers for the years ended August 31, 1996 and 1995 were $8,469 and $48,190, respectively.

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

  The Company as a Distributor - The Company enters into various agreements to produce, assist in production and distribute films for which it does not own the story rights. These agreements typically provide for the
  Company to be compensated for its roll as producer, entitle the Company to receive a percentage revenue in gross profits of the film and occasionally require the Company to advance funds to meet production costs. The advances are to be repaid from the gross revenues of the film. At August 31, 1996, there were no amounts advanced under these agreements.

  Other - The Company has a continuing obligation to certain writers and actors to pay profit participation amounts ranging from 1 to 7.5 percent based on a predetermined level of income and distributions received by the Company. The Company has recorded $4,858 and $33,254 in profit participation payments for the years ended August 31, 1996 and 1995, respectively.

                  THE WESTWIND GROUP, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 _ INCOME TAXES

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

  At August 31, 1996 the total of all deferred tax assets and liabilities are $129,311 and $1,520, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred asset, the Company has established a valuation allowance of $68,000 as of August 31, 1996 which has been offset against the deferred tax asset. The net increase in the valuation allowance during the year ended August 31, 1996 was $68,000. As of August 31, 1996, the Company has approximately $127,000 of operating loss carryovers which can be applied against prior year net income. Management determined that no valuation allowance was necessary for the net deferred tax assets as of August 31, 1996.

  The  components  of  income tax  expense  from  continuing operations  for the year ended August 31,  1996  and  1995 consist of the following:

                                            1996          1995
                                      _____________  ___________
    Current income tax expense:
     Federal                              $(39,916)     $      -
     State                                        -            -
                                      _____________  ___________
      Net Current Tax Expense              (39,916)            -
                                      _____________  ___________
    Deferred tax expense (benefit) arising from:
    Excess of tax over financial accounting
      depreciation                              933          176
    Excess of tax over financial accounting
      for amortization of production cost     4,437        2,131
     Cash basis reporting of expenses for
        tax purposes                       (55,409)        14,743
     Cash basis reporting of income for
        tax purposes                        (25,612)       (3,020)
     Income from partnerships included in
       book income but not included for
        tax purposes                          2,922      (13,071)
     Net operating loss carryovers             5,075     (56,016)
     Increase in valuation allowance          68,000           -
                                      _____________  ___________
      Net Deferred Tax Expense (Benefit)        346      (55,057)
                                      _____________  ___________
    Total Income Tax Expense (Benefit)    $(39,570)     $(55,057)
                                      _____________  ___________

  Deferred   income  tax  expense  primarily  results   from
  temporary   differences  in  the   recognition   of   film
  production costs and the Company reporting taxes on a cash basis.

                  THE WESTWIND GROUP, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 _ INCOME TAXES [Continued]

  A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                            1996          1995
                                      _____________  ___________
    Computed tax at the expected
      federal statutory rate                  34.00%      34.00%
    State income taxes, net of federal benefit 6.00        6.00
    Excess of tax over financial accounting
      depreciation and amortization             .28         .03
    Excess of tax over financial accounting
      for amortization of production cost      1.34         .34
     Cash basis reporting of expenses
       for tax purposes                      (16.69)       2.33
     Cash basis reporting of income
       for tax purposes                       (7.72)       (.48)
     Income from partnerships included in
       book income but not included for tax
       purposes                                  .88       (2.06)
     Net operating loss carryovers              1.53       (8.85)
                                      _____________  ___________
      Effective Income Tax Rates              19.62%      31.31%
                                      _____________  ___________

  The temporary differences gave rise to the following deferred tax asset (liability) at August 31, 1996:

                                            1996          1995
                                      _____________  ___________
    Excess of tax over financial
      accounting depreciation
      and amortization                          (779)          154
    Excess of tax over financial accounting
      for amortization of production cost       (529)        3,908
    Cash basis recording of expenses
      for tax purposes                        51,630         64,221
    Cash basis recording of income
      for tax purposes                         (215)        (25,827)
    Income from partnerships included in book
      income but not included for tax purposes  27,070      29,992
    Net operating loss carryovers                50,611       56,016

NOTE 10 _ OPERATING LEASES

  The Company leases office space on a month to month basis and pays $760 a month in rent. This lease is terminated by either the Company or the Landlord upon thirty days written notice.

                  THE WESTWIND GROUP, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 _ ECONOMIC DEPENDENCY

  For the year ended August 31, 1995, the Company had two significant customers who represents approximately 87% of the Company's revenue.

  The Company also receives a substantial portion of its revenue from two foreign sales agents who collect on behalf of the Company from numerous customers on a world-wide basis. These foreign revenues relate to other revenues as follows:

                                    For the Years Ended
                                         August 31,
                                ________________________
                                       1996       1995
                                   ______________________
     Foreign Sales Agents             $197,479  $465,052
     Domestic Customers                362,940   241,619
     Other                               2,013     1,802
                                   ______________________
     Total Film Revenues              $562,432  $708,473
                                   ______________________

NOTE 12 _ EXTRAORDINARY ITEM

  During the year ended August 31, 1995 the Company forgave a $64,566 receivable for production fees from a partnerships in which the Company is the general partner. The net effect of the transaction was to record bad debt expense of $64,566 and an extraordinary gain of $64,566 net of $31,063 in minority interest.