Form 10QSB
period 1996-11-30
WESTWIND GROUP INC
filed 1997-03-19
CIK 838783

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                         FORM 10-QSB


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
           For the quarter ended November 30, 1996

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


  Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days. Yes  XX   No___.

  Common Stock outstanding at March 17, 1997 - 7,422,768 shares of $.004 par value Common Stock.



          DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                         FORM 10-QSB

       CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                   THE WESTWIND GROUP, INC.


           For the quarter ended November 30, 1996.

    The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                PART I - FINANCIAL INFORMATION
                                                  Page of
                                                  Form 10-QSB

  Item 1.. Financial Statements;
       Accountant's Disclaimer of Opinion. . . . . . . . . . . .    3
       Condensed Consolidated Balance Sheets--
         November 30, 1996 and August 31, 1996 . .. . . . . . . . .4-5
       Condensed Consolidated Statements of Operations
         --for the three months and three months
           ended November 30, 1996 and 1995. . . . . . . . . . . . .6
       Condensed Consolidated Statements of Cash Flows--
         for the three months ended November 30, 1996
           and 1995       . . . . .  . . . . .    .   .           .7-8
       Notes to Condensed Consolidated Financial Statements. . . . .9
  Item 2.. Management's Discussion and Analysis of
        Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . .13

                 PART II - OTHER INFORMATION
                                                                 Page

  Item 1.. .  Legal Proceedings                                   15

  Item 2.. .  Changes in the Rights of Security Holders           15

  Item 3.. . .Defaults on Senior Securities                       15

  Item 4.. . .Results of Votes on Securities Holders              15

  Item 5.. . .Other Information15

  Item 6(a).  Exhibits                                            15

  Item 6(b).  Reports on Form 8-K                                 15

                  THE WESTWIND GROUP, INC.

              UNAUDITED CONDENSED CONSOLIDATED

                    FINANCIAL STATEMENTS

                      NOVEMBER 30, 1996























              PRITCHETT, SILER & HARDY, P.C.
                CERTIFIED PUBLIC ACCOUNTANTS

                  THE WESTWIND GROUP, INC.

    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





                          CONTENTS

                                                          PAGE


        _  Accountant's Disclaimer of Opinion              1


        _  Unaudited Condensed Consolidated Balance
             Sheets, November 30, 1996 and August 31,
             1996                                        2 - 3


        _  Unaudited Condensed Consolidated Statements
             of Operations, for the three months ended
             November 30, 1996 and 1995                    4


        _  Unaudited Condensed Consolidated Statements
             of Cash Flows for the three months ended
             November 30, 1996 and 1995                  5 - 6


        _  Notes to Unaudited Condensed Consolidated
             Financial Statements                        7 - 9

                PRITCHETT, SILER & HARDY, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS
                   A PROFESSIONAL CORPORATION
                       430 EAST 400 SOUTH
                   SALT LAKE CITY, UTAH  84111
                         _______________
                         (801) 328-2727





               ACCOUNTANT'S DISCLAIMER OF OPINION




Board of Directors
THE WESTWIND GROUP, INC.
Los Angeles, California


The accompanying condensed consolidated balance sheet of The Westwind Group, Inc. as of November 30, 1996 and the related statements of operations and cash flows for the three months ended November 30, 1996 and 1995 were not audited by us and, accordingly, we do not express an opinion on them.




/s/ Pritchett, Siler & Hardy, P.C.

March 12, 1997

                    THE WESTWIND GROUP, INC.

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                             ASSETS


                                           November 30, August 31,
                                               1996        1996
                                         _________________________
CURRENT ASSETS:
  Cash and cash equivalents                   $494,887  $ 162,309
  Treasury Bills                                    -     299,163
  Marketable equity securities,
     available for sale                        20,418      18,945
  Advances and other receivables               12,161       2,739
  Advances related-party                      101,438      86,900
  Film inventory                               85,806     153,746
  Deferred tax asset, net                     102,025     102,025
                                         _________________________
        Total Current Assets                  816,735     825,827

PROPERTY AND EQUIPMENT, net                     7,650       8,164
                                         _________________________
OTHER ASSETS
  Film script inventory                        10,089       6,205
  Other assets                                  1,580       1,580
  Deferred tax asset                           25,762      25,762
                                         _________________________
        Total Other Assets                     37,431      33,547
                                         _________________________
                                              $861,816$    867,538
                                         _________________________














Note:  The balance sheet at August 31 1996 has been taken from the audited
        financial statements at that date and condensed.

The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWIND GROUP, INC.

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                           November 30, August 31,
                                               1996        1996
                                         _________________________
CURRENT LIABILITIES:
  Accounts payable                            $70,747    $ 67,905
  Accounts payable - related party              5,213       2,539
Accrued expenses                                2,539       2,539
  Management bonuses                          257,000     257,000

                                         _________________________
        Total Current Liabilities             335,499     332,656
                                         _________________________
MINORITY INTEREST:                            271,743     309,341
                                         _________________________

STOCKHOLDERS' EQUITY:
  Preferred stock                                   -           -
  Common stock                                 29,691      29,691
  Additional paid-in capital                  124,098     124,098
  Unrealized Gain on available
    for sale securities                       (5,052)      (6,525)
  Retained earnings                           105,837      78,277
                                         _________________________
        Total Stockholders' Equity            254,574     225,541
                                         _________________________
                                              $861,816   $ 867,538
                                         _________________________










Note:  The balance sheet at August 31, 1996 has been taken from the audited
        financial statements at that date and condensed.

The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWIND GROUP, INC.

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                          For the Three Months Ended
                                                 November 30,
                                         ___________________________
                                                1996       1995
                                           ______________________
REVENUE:
  Film revenue                              $  117,693  $ 324,490
  Film management and marketing income          15,675          -
                                           ______________________
        Total Revenue                          133,368    324,490
                                           ______________________

PRODUCTION COSTS                                55,568    292,155
                                           ______________________
GROSS PROFIT                                    77,800     32,335
                                           ______________________
OPERATING EXPENSE:
  General and administrative                    54,922     60,145
  Professional fees                                158      4,002
                                           ______________________
      Total Operating Expense                   55,080     61,457
                                           ______________________
INCOME FROM OPERATIONS                          22,720   (31,812)
                                           ______________________
OTHER INCOME (EXPENSE):
  Interest income                                3,902      6,480
  Gain on settlement of contingency                  -     30,587
                                           ______________________
      Total Other Income (Expense)               3,902     37,067
                                           ______________________

INCOME (LOSS) BEFORE MINORITY INTEREST AND
  PROVISION FOR INCOME TAXES                    26,622      5,255

  MINORITY INTEREST IN OPERATIONS OF PARTNERSHIPS  938        676
                                           ______________________
INCOME (LOSS) BEFORE INCOME TAXES               27,560      5,931

  CURRENT INCOME TAX EXPENSE (BENEFIT)               -          -

  DEFERRED INCOME TAX EXPENSE (BENEFIT)              -          -
                                           ______________________

NET INCOME (LOSS)                              $27,560      5,931
                                           ______________________

NET INCOME (LOSS) PER COMMON SHARE             $   .00    $   .00
                                           ______________________

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                        7,422,768  7,422,768
                                           ______________________








The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWIND GROUP, INC.

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

        Increase (Decrease) in Cash and Cash Equivalents

                                          For the Three Months Ended
                                                 November 30,
                                         ___________________________
                                                1996       1995
                                           ______________________
Cash Flows From Operating Activities:
  Net income (loss)                           $ 27,560   $  5,931
                                           ______________________
  Adjustments to reconcile net income to cash provided
    (used) by operations:
     Depreciation and amortization                 514        499
     Minority interests in operations
       of partnerships                            (938)     (676)
     Gain on settlement of contingency               -   (25,471)
     Changes in assets and liabilities:
      (Increase)  in film inventory             66,331    290,712
      (Increase) in advances and other receivables
      Decrease in income tax receivable              -     40,246
      (Increase) in deferred tax asset               -   (40,246)
      Increase (decrease) in accounts payable and
        accrued expenses                         2,842   (18,277)
                                           ______________________
        Total Adjustments                       59,327    246,787
                                           ______________________
        Net Cash Provided by
         Operating Activities                   86,887   252,718
                                           ______________________
Cash Flows From Investing Activities:
  Payments for film script inventory           (3,884)      (662)
  Payments for Property and equipment                -      (914)
  Advances to related-party                   (14,538)          -
  Proceeds from maturity of T-Bills            299,163          -
  Distributions to limited partners           (30,050)   (12,062)
                                           ______________________
        Net Cash Used by Investing Activities  245,691   (13,638)
                                           ______________________
Cash Flows From Financing Activities:
        Net Cash Used by Financing Activities        -          -
                                           ______________________


Net Increase (Decrease) in Cash
    and Cash Equivalents                       332,578    239,080

Cash and Cash Equivalents at Beginning of Year 163,309    286,335
                                           ______________________
Cash and Cash Equivalents at End of Year      $494,887 $  525,415
                                           ______________________



                           [Continued]

                    THE WESTWIND GROUP, INC.

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Continued]

        Increase (Decrease) in Cash and Cash Equivalents



Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:
     Interest                                 $      -   $      -
     Income taxes                             $      -   $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended November 30, 1996:
  None

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

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in the accompanying interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1996 audited financial statements. The results of operations for the periods ended November 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

NOTE 2 _ MARKETABLE SECURITIES

  The Company investments in marketable equity securities are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value in marketable securities on the balance sheet, with the change in fair value during the period excluded from earnings and recorded as a separate component of equity. Fair value of the equity securities was determined on a specific identification basis in computing unrealized gain or loss. As of November 30, 1995 and 1994 Unrealized holding gains on such securities, which were added to stockholders' equity during the three months ended November 30, 1996 and 1995 were $1,473 and $4,841 respectively. The change in net unrealized holding gains on available-for-sale securities for the three months ending November 30, 1996 and 1995 was $1,473 and $4,841.

NOTE 3 _ LIMITED PARTNERSHIP

  The Company forms limited partnerships to finance the production of some of its feature films. The Company serves as the general partner and has ownership, operating, and financial control of the limited partnerships. Limited partnership agreements generally limit cash distributions to the Company until limited partners' original investments are returned plus interest at a predetermined rate. Profits are allocated according to partnership agreement with the Company's interest at 51.9%.

                    THE WESTWIND GROUP, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 _ COMMITMENTS AND CONTINGENCIES

  Development Agreements - The Company enters into development agreements as a means to obtain story rights for feature films. Developers typically are entitled to a percentage of the net profits of the Company's general partnership interest in the film. Amounts paid to developers for the three months ended November 30, 1996 and 1995 were approximately $0 and $662, respectively.

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

  The Company as a Distributor - The Company enters into various agreements to produce, assist in production and distribute films for which it does not own the story rights. These agreements typically provide for the Company to be compensated for its role as producer, entitle the Company to receive a percentage revenue in gross profits of the film and occasionally require the Company to advance funds to meet production costs. The advances are to be repaid from the gross revenues of the film. At November 30, 1996 and August 31, 1996, their were no amounts advanced under these agreements.

  Other - The Company has a continuing obligation to certain writers and actors to pay profit participation amounts ranging from 1 to 7.5 percent based on a predetermined level of income and distributions received by the Company. The Company has recorded $0 and $0 in profit participation payments for the three months ended November 30, 1996 and 1995, respectively.

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

                    THE WESTWIND GROUP, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 _ INCOME TAXES

  The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credit carryforwards.

  On November 30, 1996 the amounts of the deferred tax assets and liabilities are $127,787 and $0, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. As of November 30, 1996, the Company has $127,000 available in operating loss carryforwards. Management determined that no valuation allowance was necessary for the net deferred tax assets as of November 30, 1996.


NOTE 6 _ ECONOMIC DEPENDENCY

  The Company has two significant customers who represent approximately 77% of the Company's revenue.

  The  Company also receives a substantial portion of its revenue from  two  foreign sales agents who collect on  behalf  of  the
  Company  from numerous customers on a world-wide basis.   These
  foreign revenues relate to other revenues as follows:

                                    For the Three Months
                                     Ended November 30,
                             ___________________________
                                       1996       1995
                                   ______________________
     Foreign Sales Agents          $  63,024  $ 49,362
     Domestic Customers               54,412   275,000
     Other                               257       128
                                   ______________________
     Total Film Revenue             $117,693  $324,490
                                   ______________________

                         PART I - ITEM 2

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company is engaged in the business of financing, producing and distributing quality, lower and medium budget motion pictures. The Company's motion pictures are intended to be distributed for exhibition in domestic and foreign theater markets and for subsequent release in other markets such as home video, pay-per-view, pay television and free television. Westwind Productions, Inc., a wholly-owned subsidiary of the Company, is the Company's production entity. Westwind Releasing Corp., another wholly-owned subsidiary of the Company, is the Company's distribution division. The following discussion should assist in an understanding of the Company's financial position at November 30, 1996, as compared to the same quarter for the last fiscal year. The financial statements and the notes attached thereto should be referred to in connection with this discussion.

Liquidity and Capital Resources.

    As of November 30, 1996, the Company had total assets of $861,816 compared to $867,538 as of August 31, 1996, a decrease of $6,022.
  As of November 30, 1996, the Company's cash totaled $494,887 as compared to $162,309 August 31, 1996. The increase was the result of the decrease in treasury bills from $299,163 at August 31, 1996 to
 -0- at November 30, 1996.   Film inventory is
 carried at the lessor of the Company's cost of producing the film or its net realizable value based upon estimated future film revenues.
  Film inventory is reduced or amortized as the Company receives revenues from films carried in inventory or to the extent film inventory exceeds estimated future film revenues.

    Total current liabilities remained essentially unchanged at
 $335,499 at November 30, 1996, compared to $332,656 at
 August 31, 1996.    Provision for minority interests decreased
 slightly from $309,341 at August 31, 1996 to $271,743 at November
  30, 1996.

    Shareholders' Equity at November 30, 1996 was $254,574 compared to
$225,541.

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

Revenue and Expenses.

    The Company had total revenue of $133,368 for the three month period ended November 30, 1996, compared to $324,490 for the three month period ended November 30, 1995, a decrease of approximately 59%. Film revenue varies significantly from quarter to quarter depending upon the overall film activity and the timing of receipts from the delivery of films. During the last several quarters, the Company's film activity has continued to decrease.

    Production costs for the three month period ended November
 30, 1996 was $55,568 compared to $292,155 for the three month
 period ended November 30, 1995.   Production costs are related
 to film activity and varies significantly from quarter to quarter. Operating expenses were $92,381 and $247,480 for the three month and nine month periods ended November 30, 1996 compared to $111,616 and $220,696 for the three month and nine month periods ended November 30, 1995.

    The Company had a net income of $27,560 for the three months ended November 30, 1996 compared to net income of $5,931 for the three months ended November 30, 1995.

    The Company's revenues from operations and from partnership distributions as well as income and operating expenses are subject to increase or decrease on a quarterly basis depending on the amount of film activity engaged in a particular quarter and the timing of receipts from licenses and from distribution agreements

Additional Information

    The Company's activities have diminished during the last several years due to various causes including changes in market conditions for small, independent film production companies and increased competition from cable television networks. During each of the last three fiscal years, the Company's revenues have declined, its film activity has decreased and its assets have decreased. Management believes that the Company cannot continue to operate solely as a filmproduction company.

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

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the Company, it did not become a party to any pending or threatened litigation or proceeding material to the Company during the three month period ended November 30, 1996.

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


Dated: March 18, 1997                  THE WESTWIND GROUP, INC.



                             By /s/ William C. Webb
                               William C. Webb
                               President/Director
                               Principal Executive and
                                Financial Officer