Form 10QSB
period 1997-02-28
CTC COSMETICS HOLDINGS CO INC
filed 1997-04-22
CIK 838783

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                         FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
           For the quarter ended February 28, 1997

                             OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE
               SECURITIES EXCHANGE ACT OF 1934
             Commission file number 33-23884-LA



                CTC COSMETICS HOLDINGS, INC.
 (Name of Small Business Issuer as specified in its charter)

      Delaware                         87-0415594
(State or other jurisdiction of   (I.R.S. employer
incorporation or organization)        identification No.)



        No. 80 Liu Tuang Road Pudong, Shanghai, China
          (Address of principal executive offices)


 Registrant's telephone no., including area code: (852) 2882-5699


                 The Westwind Group, Inc.
       1746 1/2 Westwood Boulevard, Los Angeles, CA 90024
   Former name, former address, and former fiscal year, if
                 changed since last report.


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

Common  Stock  outstanding at April  18,  1997  -  9,500,000 shares of $.004 par value Common Stock.



         DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                         FORM 10-QSB

       CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
            CTC COSMETICS HOLDINGS COMPANY, INC.
              (f.k.a. THE WESTWIND GROUP, INC.)


           For the quarter ended February 28, 1997

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

               PART I - FINANCIAL INFORMATION
                                                      Page of
                                                    Form 10-QSB

Item 1. Financial Statements;
        Condensed Consolidated Balance Sheets--
        February 28, 1997 and August 31, 1996            3-4
        Condensed Consolidated Statements of
        Operations -- for the three months
        and six months ended February 28,
        1997 and 1996                                      5
        Condensed Consolidated Statements of
        Cash Flows -- for the three months
        and six months ended February 28,
        1997 and 1995                                    6-7
        Notes to Condensed Consolidated Financial
        Statements                                         8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations     12

                 PART II - OTHER INFORMATION

                                                         Page

Item 1.    Legal Proceedings                               14

Item 2.    Changes in the Rights of Security Holders       14

Item 3.    Defaults on Senior Securities                   14

Item 4.    Results of Votes on Securities Holders          14

Item 5.    Other Information                               14

Item 6(a). Exhibits                                        14

Item 6(b). Reports on Form 8-K                             14

                    THE WESTWIND GROUP, INC.

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                             ASSETS


                                           February 28, August 31,
                                               1997        1996
                                         _________________________
CURRENT ASSETS:
  Cash and cash equivalents                 $461,186     $162,309
  Treasury Bills                                   -      299,163
  Marketable equity securities,
   available for sale                         16,735       18,945
  Advances and other receivables                 635        2,739
  Advances related-party                     109,229       86,900
  Film inventory                              17,588      153,746
  Deferred tax asset, net                    102,025      102,025
                                         _________________________
        Total Current Assets                 707,398      825,827

PROPERTY AND EQUIPMENT, net                    8,038        8,164
                                         _________________________
OTHER ASSETS
  Film script inventory                       25,510        6,205
  Other assets                                 1,580        1,580
  Deferred tax asset                          25,762       25,762
                                         _________________________
        Total Other Assets                    52,852       33,547
                                         _________________________
                                            $766,288     $867,538
                                         _________________________














Note: The balance sheet at August 31 1996 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWIND GROUP, INC.

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                           February 28, August 31,
                                               1997        1996
                                          _________________________
CURRENT LIABILITIES:
  Accounts payable                           $134,947    $ 67,905
  Accounts payable - related party              5,213       5,213
  Accrued expenses                              2,539       2,539
  Management bonuses                          257,000     257,000

                                          _________________________
        Total Current Liabilities             399,699     332,656
                                          _________________________
MINORITY INTEREST:                            218,517     309,341
                                          _________________________

STOCKHOLDERS' EQUITY:
  Preferred stock                                   -           -
  Common stock                                 29,691      29,691
  Additional paid-in capital                  124,098     124,098
  Unrealized Gain on available
   for sale securities                         (8,736)     (6,525)
  Retained earnings                             3,019      78,277
                                          _________________________
        Total Stockholders' Equity            148,072     225,541
                                          _________________________
                                             $766,288   $ 867,538
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

                    THE WESTWIND GROUP, INC.

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    For the Three Months Ended  For the Six Months Ended
                    _____________________________________________________
                       February 28, February 29, February 28, February 29,
                          1997          1996         1997         1996
                    _____________________________________________________
REVENUE:
  Film revenue          $52,558      $185,780      $170,251    $510,270
  Film management
   and marketing
   income                     -         8,500        15,675       8,500
                    _____________________________________________________
      Total Revenue      52,558       194,280       185,926      518,770
                    _____________________________________________________
PRODUCTION COSTS         69,612        57,398       125,180      349,553
                    _____________________________________________________
GROSS PROFIT (LOSS)     (17,054)      136,882        60,746      169,217
                    _____________________________________________________
OPERATING EXPENSE:
  General and
   administrative        85,573        67,522       140,495      127,667
  Professional fees       3,204        23,430         3,362       27,432
                    _____________________________________________________
    Total Operating
     Expense             88,777        90,952       143,857      155,099
                    _____________________________________________________
INCOME (LOSS) FROM
 OPERATIONS             105,831        45,930       (83,111)      14,118
                    _____________________________________________________
OTHER INCOME (EXPENSE):
  Interest and other
   income                 4,049         6,495         7,951       12,975
  Gain on settlement
   of contingency             -             -             -       30,587
                    _____________________________________________________
    Total Other
     Income (Expense)     4,049         6,495         7,951       43,562
                    _____________________________________________________
INCOME (LOSS) BEFORE
 MINORITY INTEREST
 AND INCOME TAXES       101,782        52,425       (75,160)      57,680

MINORITY INTEREST IN
 OPERATIONS OF
 PARTNERSHIPS            (1,035)       87,368           (97)      86,692
                    _____________________________________________________
INCOME (LOSS) BEFORE
 INCOME TAXES          (102,817)      (34,943)      (75,257)     (29,012)

INCOME TAXES:
  Current tax expense
  (benefit)                   -             -             -            -
  Deferred tax expense
  (benefit)                   -             -             -            -
                    _____________________________________________________
NET (LOSS) INCOME     $(102,817)     $(34,943)     $(75,257)    $(29,012)
                    _____________________________________________________
INCOME (LOSS) PER
 COMMON SHARE         $   (.014)     $  (.004)     $  (.010)    $  (.004)
                    _____________________________________________________
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING          7,422,768     7,422,768     7,422,768    7,422,768
                    _____________________________________________________


The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWIND GROUP, INC.

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

        Increase (Decrease) in Cash and Cash Equivalents

                                        For the Six Months Ended
                                       __________________________
                                         February 28, February 29,
                                             1997         1996
                                        __________________________
Cash Flows From (To) Operating Activities:
  Net income (loss)                      $(75,258)     $ (29,012)
                                        __________________________
  Adjustments to reconcile net income
   to cash provided (used)
    by operations:
     Depreciation and amortization          1,077          1,021
     Minority interests in operations
      of partnerships                          97         87,368
     Write off film script inventory            -              -
     Gain on contingency                    2,104        (25,471)
     Changes in assets and liabilities:
      (Increase) decrease in advances
       and other receivables              136,158        342,700
      (Increase) decrease in film
       inventory                                -        342,700
      (Increase) decrease in deferred
       tax asset                                -         11,587
      (Increase) decrease in income tax
       receivable                               -         19,000
      Increase (decrease) in accounts
       payable and accrued expenses        67,042        (19,525)
      Increase (decrease) in accounts
       payable - related party                  -         (8,362)
                                       ___________________________
        Total Adjustments                 206,478        408,318
                                       ___________________________
        Net Cash Provided (Used) by
         Operating Activities             131,220        379,306
                                       ___________________________
Cash Flows From (To) Investing
 Activities:
  Proceeds from treasury bills            299,163              -
  Advances to a related party             (22,329)       (17,000)
  Payments for film script inventory      (17,305)        (7,190)
  Purchase of property and equipment         (951)          (914)
                                       ____________________________
        Net Cash From (To) Investing
         Activities                       258,578        (25,104)
                                       ____________________________
Cash Flows From (To) Financing Activities:
  Distributions to limited partners       (90,921)      (111,671)
  Contributions from limited partners           -              -
                                       ____________________________
        Net Cash From (To) Financing
         Activities                       (90,921)      (111,671)
                                       ____________________________

Net Increase in Cash and Cash
 Equivalents                              298,877        242,531

Cash and Cash Equivalents at Beginning
 of Period                                162,309        286,335
                                       ____________________________
Cash and Cash Equivalents at End of
 Period                                $  461,186     $  528,866
                                       ____________________________

                           [Continued]

                    THE WESTWIND GROUP, INC.

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Continued]

        Increase (Decrease) in Cash and Cash Equivalents

                                     For the Six Months Ended
                                    ___________________________
                                      February 28, February 29,
                                          1997         1996
                                    ___________________________
Supplemental Disclosure of Cash Flow
 Information:

  Cash paid during the period for:
     Interest                          $    -         $    -
     Income taxes                      $    -         $    -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the six months ended February 28, 1997:
     None

  For the six months ended February 29, 1996:
     The Company received in settlement of a lawsuit $5,116 and stock in the distributor company valued at $25,471[See Note 5].




























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

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in the accompanying interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1996 audited financial statements. The results of operations for the periods ended February 28, 1997 and
  February 29, 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2 _ MARKETABLE SECURITIES

  The Company investments in marketable equity securities which are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value under the caption "marketable securities" on the balance sheet, with the change in fair value during the period excluded from earnings and recorded as a separate component of equity. Fair value of the equity securities was determined on a specific identification basis in computing unrealized gain or loss. As of February 28, 1997 and February 29, 1996.
  Unrealized holding gains (losses) on such securities, which were added (subtracted) to stockholders' equity during the six months ended February 28, 1997 and February 29, 1996 were $(2,210) and $(842) respectively. The change in net unrealized holding gain (loss) on available-for-sale securities for the three months ending February 28, 1997 and February 29, 1996 was $(3,684) and $(5,683).

NOTE 3 _ ADVANCES TO RELATED PARTY

  During the six months ended 1997, the Company advanced $22,329 to an officer director and majority shareholder of the Company. As of February 28, 1997 the total advanced outstanding from the officer, director and majority shareholder of the Company was $109,229.

                    THE WESTWIND GROUP, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 _ LIMITED PARTNERSHIP

  The Company forms limited partnerships to finance the production of some of its feature films. The Company serves as the general partner and has ownership, operating, and financial control of the limited partnerships. Limited partnership agreements generally limit cash distributions to the Company until limited partners' original investments are returned plus interest at a predetermined rate. Profits are allocated according to partnership agreements with the Company's interest at 51.9%.

NOTE 5 _ COMMITMENTS AND CONTINGENCIES

  Development Agreements - The Company enters into development agreements as a means to obtain story rights for feature films. Developers typically are entitled to a percentage of the net profits of the Company's general partnership interest in the film. Amounts paid to develop film scripts for the six months ended February 28, 1997 and February 29, 1996 were approximately $17,305 and $7,109, respectively.

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

  The Company as a Distributor - The Company enters into various agreements to produce, assist in production and distribute films for which it does not own the story rights. These agreements typically provide for the Company to be compensated for its role as producer, entitle the Company to receive a percentage revenue in gross profits of the film and occasionally require the Company to advance funds to meet production costs. The advances are to be repaid from the gross revenues of the film. At February 28, 1997 and August 31, 1996, their were no amounts advanced under these agreements.

  Other - The Company has a continuing obligation to certain writers and actors to pay profit participation amounts ranging from 1 to 7.5 percent based on a predetermined level of income and distributions received by the Company. The Company has recorded $0 and $0 in profit participation payments for the three months ended February 28, 1997 and February 29, 1996, respectively.

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

  On August 31, 1996 the amounts of the deferred tax assets and liabilities are approximately $129,311 and $1,564, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. As of February 28, 1997, the Company has approximately $127,000 available operating loss carryforwards. Management determined that no valuation allowance was necessary for the net deferred tax assets as of February 28, 1997.

NOTE 7 _ ECONOMIC DEPENDENCY

  The   Company  has  two  significant  customers  who  represent
  approximately 80% of the Company's revenue.

  The  Company also receives a substantial portion of its revenue from  two  foreign sales agents who collect on  behalf  of  the
  Company  from numerous customers on a world-wide basis.   These
  foreign revenues relate to other revenues as follows:

                                     For the Six Months
                                     Ended February 28,
                                   _________________________
                                       1997       1996
                                   _________________________
     Foreign Sales Agents           $  119,971 $  181,249
     Domestic Customers                 50,023    328,881
     Other                                 257        140
                                   _________________________
     Total Film Revenues            $  170,251 $  510,270
                                   _________________________

                    THE WESTWIND GROUP, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 _ SUBSEQUENT EVENTS

  On March 21, 1997, the Company acquired all the issued and outstanding common stock of CTC Cosmetics Holding (BVI) Co., Ltd., a British Virgin Island Corporation ("CTC") in exchange for the issuance of 9,000,000 post-split shares of restricted common stock of the Company and changed the name of the Company to CTC Cosmetics Holding Company, Inc.. In connection with the acquisition, the Company effected a reverse stock split, not reflected in the accompanying financial statements, wherein one share of common stock was issued in exchange for 12.93 shares of common stock. After giving effect to the acquisition, there are approximately 9,500,000 shares of common stock outstanding with approximately 500,000 shares (5%) being held by the former shareholders of the Company. Control of the Company changed to the new shareholders. The former officers and directors resigned.
  The Company also transferred all of its shares of its wholly-owned subsidiary to its former directors, William Webb and James Webb.

  As of Septemer 30, 1996 CTC Cosmetics Holding (BVI) Co., Ltd a
  British Virgin Island Corporation had total assets of $16,431,298 and for the year then ended had total revenues of $18,146,691 resulting in net income of $2,250,436.

                       PART I - ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Prior to March 21, 1997, the Company was engaged in the business of financing, producing and distributing quality, lower and medium budget motion pictures. Westwind Productions, Inc., formerly a wholly-owned subsidiary of the Company, was the Company's production entity. Westwind Releasing Corp., formerly a wholly-owned subsidiary of the Company, was the Company's distribution division. Effective March 21, 1997, the Company effected the corporate reorganization described below. The financial statements included herewith and the discussion concerning the results of the quarter and six months ended February 28, 1997 relate to the Company's operation prior to such corporate reorganization. Therefore, the financial statements and MDA discussion included herein are not reflective of the Company's post March 21, 1997 operations and financial position.

Corporate Reorganization

     During the last several years, the Company's operations in the film business have declined as the result of changes in industry competition, marketing and conditions. The Company's revenues have continued to declined during the last several years. As a result of the Company's decreasing revenue, increasing losses and decreasing assets, the Company's management believed that the Company should discontinue its film operations and seek alternative business operations. There has been no trading market for the Company's common stock during the last several years and management believed that it was unlikely that a trading market would develop unless the Company's financial position improved.

      In March 1997, the Company negotiated the acquisition of a privately held cosmetic company named CTC Cosmetics Holding (BVI) Co., Ltd., a British Virgin Islands corporation (hereafter "CTC") in a stock-for-stock exchange whereby the Company issued shares of its common stock to the shareholders of CTC in exchange for their shares of CTC. A condition of the transaction was the discontinuance of the Company's film operations, a reverse stock split, a change of the Company's name and a change of the Company's management.

      On March 21, 1997, the acquisition of CTC was effected and in connection therewith, the following action was taken:

               1. The Company effective a 12.93-for-1 reverse stock split reducing the number of shares of the Company's common stock issued and outstanding from 7,422,768 500,000;

               2.    The Company issued  9,000,000 shares of
               its common stock, calculated on a post-split basis, to the shareholders of CTC in exchange for all of their shares of CTC.

               3. The Company effective a divisive reorganization wherein it transferred all of its shares of its wholly-own subsidiaries, Westwind Productions, Inc. and Westwind Releasing, Inc. to its former directors William Webb and James Webb.

               4.    The Company amended its Certificate  of
               Incorporation  to change its  name  from  The
               Westwind  Group, Inc. to CTC Holding Company,
               Inc.


               5. The Company accepted the resignations of its then officers and directors and appointed the following as officers and directors of the Company:

               Paul K.W. Tso         Chairman, Director, CEO
               Mark K.W. Lee         Vice Chairman, Director,
                                      President/Secretary
               Yung Fung Che         Director
               Corrie C. H. Lee      Director
               Audrey W. Leung       Director
               Joanne Leung          Chief Financial Officer
               Jack G. Shi           Vice President and
                                      Secretary

Liquidity and Capital Resources.

      As of February 28, 1997, the Company had total assets of $766,288 compared to $867,538 as of August 31, 1996, a decrease of $101,250. As of February 28, 1997, the Company's cash totaled $461,186 as compared to $162,309 August 31, 1996. The increase was the result of the decrease in treasury bills from $299,163 at August 31, 1996 to -0- at February 28, 1997. Film inventory decreased from $153,746 at August 31, 1996 to $17,588 at February 28, 1997.
Film inventory is carried at the lessor of the Company's cost of producing the film or its net realizable value based upon estimated future film revenues. Film inventory is reduced or amortized as the Company receives revenues from films carried in inventory or to the extent film inventory exceeds estimated future film revenues.

      Total current liabilities increased to $399,699 at February 28, 1997 from $332,656 at August 31, 1996.

      Shareholders' Equity at February 28, 1997 was $148,072
compared to $225,541

      As a result of the corporate reorganization, the Company's financial position subsequent to February 28, 1997 is significantly different than its financial position at February 28, 1997 (See Note 8 in the financial statements).

Results of Operations

      Prior to March 21, 1997, the Company's principal objective was to produce and distribute motion pictures with commercial subject matter. Film revenues were derived primarily from the distribution of feature films in both domestic and foreign markets. The Company's revenues were derived from management and marketing fees relating to specific motion pictures, from fees for film production services and from distributive shares in partnerships and joint venture formed to finance motion pictures. Subsequent to March 21, 1997, the Company is no longer in the film business and its revenues are derived from the sale of cosmetic products. The discussion concerning the results o operations for the three and six month periods ended February 28, 1997 are no longer applicable to the Company's current operations and are not indicative of future financial operating results.

Revenue and Expenses.

      The Company had total revenue of $52,588 for the three month period ended February 28, 1997, compared to $194,280 for the three month period ended February 28, 1996. The Company had total revenue of $185,926 for the six month period ended February 28, 1997, compared to $518,770 for the three month period ended February 28, 1996.

      Production costs for the three month period ended February 28, 1997 were $69,612 compared to $57,398 for the three month period ended February 28, 1996. Production costs for the six month period ended February 28, 1997 were $125,180 compared to $349,553 for the six month period ended February 28, 1996. Production costs are related to film activity and varies significantly from quarter to quarter. Operating expenses were $88,777 and $143,857 for the three month and six month periods ended February 28, 1997 compared to $90,952 and $155,099 for the three month and six month periods ended February 28, 1996.

      The Company had a net loss of $102,817 for the three months ended February 28, 1997 compared to a net loss of $34,943 for the three months ended February 28, 1996. The Company had a net loss of $75,257 for the six months ended February 28, 1997 compared to a net loss of $29,012 for the six months ended February 28, 1996.


                 PART II - OTHER INFORMATION

          Item 1. Legal Proceedings. To the best knowledge of the Company, it did not become a party to any pending or threatened litigation or proceeding material to the Company during the three month period ended February 28, 1997.

          Item 2.       Changes  in  the  Rights  of  the
               Company's Security Holders.  None.

          Item 3.       Defaults  by  the Company  on  its
               Senior Securities.  None.

          Item 4.         Submission  of Matters to a Vote of
               Security Holders. None.

          Item 5.        Other Information.  None.

          Item 6(a).     Exhibits.  None.

          Item 6(b).     Reports on Form 8-K.  No  Form
               8-K   was  filed  during  the  quarter  ended
               February 28, 1997. A form 8-K was filed March 21, 1997 to report on the corporate reorganization described above.

                          SIGNATURE


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  April 21,  1997     CTC COSMETICS HOLDINGS COMPANY, INC.



                                By /s/ Paul K.W. Tso
                                   Paul K.W. Tso
                                   Chief Executive Officer/Chairman
                                   Principal Executive Officer


                                By /s/ Joanne Leung
                                   Joanne Leung
                                   Chief Financial Officer
                                   Principal Financial Officer