Form 10QSB
period 1997-05-31
CTC COSMETICS HOLDINGS CO INC
filed 1997-07-25
CIK 838783

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended May 31, 1997

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                     THE
                     SECURITIES EXCHANGE ACT OF 1934
                  Commission file number 0-22749



                    CTC COSMETICS HOLDINGS COMPANY, INC.
   (Name of Small Business Issuer as specified in its charter)

      Delaware                            87-0415594
(State or other jurisdiction of        (I.R.S. employer
incorporation or organization)         identification No.)



               No. 80 Liu Tuang Road Pudong, Shanghai, China
                  (Address of principal executive offices)


 Registrant's telephone no., including area code: (021) 525-30574

          Securities registered pursuant to Section 12(b) of the
                             Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.004 par value

Check whether the Issuer (1) has filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the preceding 12 months (or for such shorter period
that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the
past 90 days.   Yes   X     No

Common Stock outstanding at July 17, 1997 - 10,157,987 shares of $.004 par value Common Stock.


                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                FORM 10-QSB

              CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                  CTC COSMETICS HOLDINGS COMPANY, INC.

                     For the quarter ended May 31, 1997

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                     PART I - FINANCIAL INFORMATION
                                                      Page of
                                                    Form 10-QSB

Item 1. Financial Statements;
        Condensed Consolidated Balance Sheets--
        May 31, 1997 and August 31, 1996                 3-4
        Condensed Consolidated Statements of
        Operations -- for the three months
        and nine months ended May 31,
        1997 and 1996                                      5
        Condensed Consolidated Statements of
        Cash Flows -- for the
        nine months ended May 31,
        1997 and 1996                                    6-7
        Notes to Condensed Consolidated Financial
        Statements                                         8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations     13

                      PART II - OTHER INFORMATION

                                                         Page

Item 1.    Legal Proceedings                               15

Item 2.    Changes in the Rights of Security Holders       15

Item 3.    Defaults on Senior Securities                   15

Item 4.    Results of Votes on Securities Holders          15

Item 5.    Other Information                               15

Item 6(a). Exhibits                                        15

Item 6(b). Reports on Form 8-K                             15

                   CTC COSMETICS HOLDINGS COMPANY, INC.

            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS


                                            May 31,     August 31,
                                             1997          1996
                                         -----------   -----------
CURRENT ASSETS:
 Cash and cash equivalents (Note 2)      $  301,964    $  143,759
 Accounts receivable (net) (Note 2)       2,032,618     2,230,339
 Inventories less allowance (Note 2)      3,534,237     2,598,715
 Deposits, other receivables                883,733        19,816
                                         -----------   -----------
        Total Current Assets              6,752,552     4,992,629

FIXED ASSETS (Note 2)
 Land & buildings                        10,707,446     9,294,139
 Machines & others (Note 2)               3,093,591     2,511,693
 Less Acc depreciation                    2,224,748     1,105,122
                                         -----------   -----------
        Fixed Assets (net)               11,576,289    10,700,710

OTHER ASSETS
 Construction In
 Progress (Note 2)                          290,591       409,333
                                         -----------   -----------
        Total Assets                     18,619,432    16,102,672


Note: The balance sheet at August 31, 1996 has been taken from the Unaudited financial statements at that date and condensed.

The accompanying notes are an integral part of these consolidated financial statements.

                    CTC COSMETICS HOLDINGS COMPANY, INC.

             UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                             May 31,      August 31,
                                              1997           1996
                                          ------------   ------------
CURRENT LIABILITIES:

  Short Term Loans (Note 4)                 4,280,687      3,141,950
  Other Payables                            2,541,473      2,229,262
                                          ------------   ------------
 Total Current Liabilities                  6,822,160      5,371,212
                                          ------------   ------------
Minority Interest                             375,651        126,301
Long term liabilities                       1,574,974      1,850,428
                                          ------------   ------------
Total Liabilities                           8,772,785      7,347,941
                                          ------------   ------------

STOCKHOLDERS' EQUITY:
  Preferred stock                                -              -
  Common stock                              7,481,695      7,481,695
 Retained Earnings                          2,364,952      1,273,036
                                          ------------   ------------
 Total Stockholders' Equity                 9,846,647      8,754,731
                                          ------------   ------------

 Total Liabilities and
Stockholders' Equity                       18,619,432     16,102,672
                                          ------------   ------------



Note: The balance sheet at August 31, 1996 has been taken from the Unaudited financial statements at that date and condensed.

The accompanying notes are an integral part of these consolidated financial statements.

                    CTC COSMETICS HOLDINGS COMPANY, INC.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     For the Three Months Ended   For the Nine Months Ended
                       -----------------------   ---------------------------
                          May 31,      May 31,      May 31,        May 31,
                           1997         1996         1997           1996
                       -----------   -----------   -----------   -----------
REVENUE:
 Sales                 $5,728,651    $4,445,939   $14,127,819   $13,610,018
                       -----------   -----------   -----------   -----------
Total Revenue           5,728,651     4,445,939    14,127,819    13,610,018
                       -----------   -----------   -----------   -----------
COSTS OF SALES          3,608,192     3,191,405     9,138,304     9,769,608
                       -----------   -----------   -----------   -----------
GROSS PROFIT
 (LOSS)                 2,120,459     1,254,534     4,989,515     3,840,410
                       -----------   -----------   -----------   -----------

SELLING EXPENSES          705,748       308,143     1,553,706       943,294
                       -----------   -----------   -----------   -----------

OPERATING EXPENSE:
  General and
   administrative         313,619       168,019       704,743       514,343
                       -----------   -----------   -----------   -----------

Operating Profit        1,101,092       778,373     2,731,066     2,382,774
Financial Expenses        238,233       103,069       487,375       315,518

Other Income
 (Expense)                 (2,187)      (26,649)       49,522       (81,578)
                       -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE
INCOME TAXES              860,672       648,655     2,293,213     1,985,679
                       -----------   -----------   -----------   -----------

INCOME TAXES:             129,101        97,298       343,982       297,852
                       -----------   -----------   -----------   -----------

NET (LOSS) INCOME      $  731,571    $  551,357    $1,949,231    $1,687,827
                       -----------   -----------   -----------   -----------

INCOME (LOSS) PER
 COMMON SHARE               $0.08         $0.07         $0.24         $0.23
                       -----------   -----------   -----------   -----------

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING            9,515,065     7,422,768     8,127,864     7,422,768
                       -----------   -----------   -----------   -----------


The accompanying notes are an integral part of these consolidated financial statements.

                    CTC COSMETICS HOLDINGS COMPANY, INC.

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                        For the Nine Months Ended
                                       ------------   ------------
                                          May 31,        May 31,
                                           1997           1996
                                       ------------   ------------

Cash Flows From (To) Operating Activities:

  Net income (loss)                    $ 1,949,231    $ 1,687,827

  Depreciation                           1,119,626        418,138
                                       ------------   ------------
                                         3,068,857      2,105,965
                                       ------------   ------------
Changes in Operating
Assets and Liabilities

Accounts Receivable                        197,721       145,248
Deposits, Prepayments
and Other Receivables                     (863,917)        57,284
Inventories (Net)                         (935,522)        (7,129)
Other Payables
and Charges                                312,211       (908,049)
Minority Interest                          249,350         28,998
Long Term Liabilities                     (275,454)     1,145,059
                                       ------------   ------------
Subtotal                                (1,315,611)       461,411

Cash Flows From (To) Investing
 Activities:

 Land and Building
 Acquired                               (1,413,307)    (4,185,638)
Machinery & Others
Acquired                                  (581,898)      (570,643)
Construction In
Progress                                   118,742        (79,186)
                                       ------------   ------------
Subtotal                                (1,876,463)    (4,835,467)

Cash Flows From (To) Financing Activities:

Proceeds from
Bank Loans                               1,138,737        686,403
Repayment of Bank
Loans                                            0              0
Capital Increase                                 0      2,400,142
Profit Distribution                       (857,315)      (810,773)
                                       ------------   ------------

Subtotal                                   281,422      2,275,772

Total Cash Increase                        158,205          7,681
Cash and Cash Equivalents
at the beginning of the period             143,759        102,339
Cash and Cash Equivalents
at the end of the period                   301,964        110,020
                                       ------------   ------------
Net Increase in Cash and Cash
 Equivalents                               158,205          7,681
                                       ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                      CTC COSMETICS HOLDINGS COMPANY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of CTC Cosmetics Holdings Company, Inc. and its wholly-owned subsidiaries (collectively, the "Company") which are CTC Cosmetics Holding (BVI) Co. Ltd. and Cao Tian Cosmetic Holdings Limited (the "Operating Subsidiary" or
"Cao Tian").

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

                    CTC COSMETICS HOLDINGS COMPANY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Cao Tian is a leader in the cosmetic industry in the People's Republic of China ("PRC"). The Company was founded by Mr. Paul K. Tso and his family members under the name CTC Holdings Limited in 1992. Mr. Paul Tso is a British Hong Kong entrepreneur, who devoted all his energy in developing PRC's cosmetic industry.

The Operating Subsidiary is a Sino-foreign equity joint venture incorporated in PRC with headquarters located in Shanghai, the largest city in China. Cao Tian engages in the manufacture and sale of cosmetic products and cosmetic related chemical ingredients. Products are also being sold to other Asian countries to meet the growing demand of personal beauty care needs.

Cao Tian has two (2) main factories.  One is located in the Pu Dong
District of Shanghai (called CTC), which manufactures various cosmetic products, including skin care cream, perfumes, shampoo, lipsticks, and tonics. The other factory located at Zang Zha Gang Township,60 miles away from Shanghai (called ZAAF). ZAAF manufactures cosmetic ingredients including Igepon A, Igepon T-12, ASEA, cleanser, softener, and other chemical by-products. Currently the Company employs approximately 500 staff and workers. The Company has established 27 regional marketing offices in PRC for its sales and distribution network. It also has real estate investments in Macao, and Shanghai. The Company also maintains a marketing office in Hong Kong for overseas sales.

The Company has signed an agreement with a French cosmetic company; Innopharm S.A.R.L., to manufacture and distribute KORI beauty cream and other products for the PRC market.

To anticipate growing market demand, the Company has strengthened its management team and invited a senior executive from a well-known Hong Kong publicly listed company, to be its shareholder and President.

NOTE 2.  PRINCIPAL ACCOUNTING POLICIES

(a)  Property, plant and equipment

Fixed assets are recorded at cost. Depreciation is calculated to write off their cost (after deducting the scrap value) on the straight line basis over their expected useful lives. The useful lives used for this purpose are:

      Buildings                         30 years
      Machinery, equipment and others    8 years

(b)  Inventories

Inventories are stated at the lower of cost or market value. Cost includes direct materials, direct labor and an appropriate proportion of manufacturing overhead.

                 CTC COSMETICS HOLDINGS COMPANY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c)  Foreign Currency Translation

The Company maintains its books and records in PRC currency (RMB) and translates the RMB currency into United States dollars. Foreign currency transactions are translated into United states dollars at the applicable rates of exchange prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the applicable rates prevailing at the balance sheet date. Exchange differences resulting from the above translation policy are included in the statement of income.

(d)  Income Taxes

Current income tax is provided at the applicable tax rates on the estimated taxable income of the company determined in accordance with the relevant income tax laws and regulations pertinent to Sino-foreign joint venture companies.

Deferred income taxes are provided using the liability method under Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes". Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement basis of assets and liabilities. The tax consequences of these differences are classified as current or non-current based on the classification of the related asset or liability for financial reporting.

(e)  Cash and Cash Equivalents

Cash and short-term highly liquid investments which are readily convertible into cash and have an original maturity of three months or less at the date of acquisition, are classified as cash and cash equivalents.

(f)  Banking Practice

It is a general banking practice in PRC that banks grant loans to customers on a revolving basis. Normally, each loan term is for a period of less than one year. (Refer to Note 4)

(g) Due to market demand, Company has been in expansion mode by building office. Construction when completed is re-classified as a building under fixed assets.

(h)  Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned and controlled subsidiaries. For the consolidated financial statements purposes, all significant inter company balances and transactions have been eliminated in the consolidation. Cao Tian owns 90% of ZAAF, a Sino-foreign joint venture. ZAAF's 10% minority interest in Cao Tian is disclosed as a liability and the related profit is deducted as other expenses, which is in accordance with FASB-94.

                 CTC COSMETICS HOLDINGS COMPANY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(i)  Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(j)  Revenue Recognition

Product sales revenue is recognized upon transfer of title to goods.

NOTE 3.  INCOME TAX

In accordance with the relevant income tax laws applicable to foreign joint venture companies established in the PRC, the Company is entitled to full exemption from income tax for two years from the first profit-making year of operations, followed by 50% reduction in tax rate for the next three years.

In the first quarter of fiscal year 1997, the Company has recorded a 15% tax (50% of 30% of tax rate) for income tax purposes. The Company is also exempt from paying the local tax of 3% on the taxable income for the period.

NOTE 4.  SHORT TERM BANK LOANS

For interest rate control purposes, it is the PRC banking practice to give customer loans for a period normally less than one year. However, the loan upon maturity can be automatically rolled-over on a revolving basis in the following year, upon re-application of the same loans.

NOTE 5.  STOCK

There are 50,000,000 shares of common stock with par value US$.004 per share authorized, of which approximately 10,157,987 shares have been issued and outstanding, with an estimated public float of 1,157,987 shares.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

(a)  The Company owns its buildings and therefor has no rental commitments.

(b) Some of the export sales, less than 10% of total ZAAF sales, are made through government agencies: the import and export companies. The percentage of export sales through government export agencies is being reduced, because of the companies own marketing effort. This is being done by the establishment of a sales office in Hong Kong.

NOTE 7.  INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC REGION.

Currently, all of the Company's sales are made in Asia with a majority of these sales in the PRC. Although products made by the ZAAF factory are intended as CTC raw material, some ZAAF by-products are sold to the PRC chemical industry or exported. Management has advised that export sales are expected to increase in the coming years.

                 CTC COSMETICS HOLDINGS COMPANY, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  RELATED PARTY TRANSACTIONS

All related party transactions are reviewed and disclosed in accordance with FASB-57.

NOTE 9.  FISCAL YEAR CHANGE

The date of the fiscal year end of the Operating Subsidiary was changed to August 31 from September 30 to make the financial information reporting on a more consistent basis with CTC Cosmetics Holdings Company, Inc. and to more accurately reflect the Company's fiscal results.

                             PART I - ITEM 2
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Prior to March 21, 1997, the Company was engaged in the business of financing, producing and distributing quality, lower and medium budget motion pictures.

Effective March 21, 1997, the Company effected the corporate reorganization described below. The financial statements included herewith and the discussion concerning the results of the quarter and nine months ended May 31, 1997 relate to the Company's operation after such corporate reorganization.

Corporate Reorganization

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

     On March 21, 1997, the acquisition of CTC was effected and in connection therewith, the following action was taken:


               1.    The  Company  effected  a  1-for-12.93
               reverse stock split reducing the number of shares of the Company's common stock issued and outstanding from 7,422,768 to 502,431; (after cancellation of certain shares of the former directors; see item 3 below).

               2.    The Company issued  9,000,000 shares of
               its common stock, calculated on a post-split basis, to the shareholders of CTC in exchange for all of their shares of CTC.

               3.     The   Company  effected  a   divisive
               reorganization wherein it transferred all of its shares of its wholly-own subsidiaries, Westwind Productions, Inc. and Westwind Releasing, Inc. to its former directors William Webb and James Webb.

               4.    The Company amended its Certificate  of
               Incorporation  to change its  name  from  The
               Westwind Group, Inc. to CTC Cosmetics Holdings
               Company, Inc.

               5. The Company accepted the resignations of its then officers and directors and appointed new officers and directors of the Company.

Liquidity and Capital Resources.
--------------------------------

     Due to continuous growth and increase of the company's fixed assets, as of May 31, 1997, the Company had total assets of $18,619,432 compared to $16,102,672 as of August 31, 1996, an increase of $2,516,760. As of May 31, 1997, the Company's cash totaled $301,964 as compared to $143,759 as of August 31, 1996. The increase was the result of strong sales growth. Inventory increased from $2,598,715 at August 31, 1996 to $3,534,237 at May 31, 1997 due primarily to increase of production and gradual build up of inventory for expected sales demands.


     Total current liabilities increased to $6,822,160 at May 31, 1997 from $5,371,212 at August 31, 1996 as a result of additional short term borrowings.

     Shareholders' equity at May 31, 1997 was $9,846,647 compared to $8,754,731 at August 31, 1996.

Results of Operations
---------------------

     The Company manufactures, distributes, and sells cosmetic products and cosmetic related chemical ingredients primarily in the PRC and other Asian countries. The Company revenues are derived from sales of its cosmetic products and cosmetic related chemical ingredients.

    The Company has two main manufacturing centers; one located in the PuDong District of Shanghai, which manufactures various cosmetic products including skin care creams, perfumes, shampoos and make-up products, and the other center located at Zang Zha Gang Township which manufactures various cosmetic ingredients and chemical by-products.

     The Company has established 27 regional marketing offices in the PRC for its sales and distribution network. The Company also maintains a marketing office in Hong Kong for its overseas sales.

     The Company signed an agreement with a French cosmetic company, Innopharm S.A.R.L., to manufacture and distribute a beauty cream "KORI" and other products for the PRC market.

Revenue and Expenses.
---------------------

     The Company had total revenue of $5,728,651 for the three month period ended May 31, 1997, compared to $4,445,939 for the three month period ended May 31, 1996. The Company had total revenue of $14,127,819 for the nine month period ended May 31, 1997, compared to $13,610,018 for the nine month period ended May 31, 1996.

      Costs of sales for the three month period ended May 31, 1997 were $3,608,192 compared to $3,191,405 for the three month period ended May 31, 1996. Costs of sales for the nine month period ended May 31, 1997 were $9,138,304 compared to $9,769,608 for the nine month period ended May 31, 1996. Cost of sales are related to manufacture of the Company's cosmetic products which include manufacturing related labor costs, wages, material and overhead. Selling expenses were $705,748 and $1,553,706 for the three month and nine month periods ended May 31, 1997 compared to $308,143 and $943,294 for the three month and nine month periods ended May 31, 1996. Marketing costs were slightly reduced because of marketing efficiency and establishment of solid customer base which lead to repeated sales with less expenses.

     The Company had a net income of $731,571 for the three months ended May 31, 1997 compared to a net income of $551,357 for the three months ended May 31, 1996. The Company had a net income of $1,949,231 for the nine months ended May 31, 1997 compared to a net income of $1,687,827 for the nine months ended May 31, 1996.

                     PART II - OTHER INFORMATION

          Item 1.       Legal Proceedings.  To the best
                        knowledge of the Company, it did not become a party to any pending or threatened litigation or proceeding material to the Company during the three month period ended May 31, 1997.

          Item 2.       Changes  in  the  Rights  of  the
                        Company's Security Holders.  None.

          Item 3.       Defaults  by  the Company  on  its
                        Senior Securities.  None.

          Item 4.         Submission  of Matters to a Vote of
                          Security Holders.

   On March 21, 1997, the Company's stockholders approved by a majority vote by a written consent the change of the Company's name to "CTC Cosmetics Holdings Company, Inc."

          Item 5.        Other Information.  None.

          Item 6(a).     Exhibits.  None.

          Item 6(b).     Reports on Form 8-K.

   The Company filed Form 8-K (Items 1 and 2) on April 3, 1997 and on April 5, 1997 (Item 9 of Form 8-K).

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: July 23,  1997     CTC COSMETICS HOLDINGS COMPANY, INC.



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