Form 10QSB
period 1997-11-30
CTC COSMETICS HOLDINGS CO INC
filed 2000-06-07
CIK 838783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period _______ to _______


                         COMMISSION FILE NUMBER 0-22749
                                                -------


                      CTC COSMETICS HOLDINGS COMPANY, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         87-0415594
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


       129 Front St., Penthouse Suite, Hamilton HM12 Bermuda 441 296 4545
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices,
             including Registrant's zip code and telephone number)


        Westwind Group, Inc. 1745 Westwood Blvd. Los Angeles, Ca. 90024
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the post 90 days.
Yes [ ]   No [X]

The number of shares of the registrant's common stock issued as of November 30,1997: 10,168,654 shares.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

               TABLE OF CONTENTS                                           PAGE
               -----------------                                           ----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                                       2
(b)      Statement of Operations                                             3
(c)      Statement of Changes in Financial Position                          4
(d)      Statement of Shareholders' Equity                                   5
(e)      Notes to Financial Statements                                       6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    8

PART II. OTHER INFORMATION                                                   8

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                                   9

FINANCIAL DATA SCHEDULE                                                      10

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                           CTC COSMETICS HOLDINGS COMPANY, INC.
                                      BALANCE SHEET
                       AS OF NOVEMBER 30, 1997 AND AUGUST 31,1997
                                       (UNAUDITED)

                                                                November 30,    August 31,
                                                                    1997           1997
                                                                ------------   ------------
ASSETS


Cash and cash equivalents                                       $         0    $         0

Account receivable from CTC Cosmetics Holdings (BVI) Co. Ltd.       500,000        500,000
Reserve for doubtful account                                       (500,000)      (500,000)
                                                                ------------   ------------
Investment in CTC Cosmetics Holdings (BVI) Co. Ltd.                 900,000        900,000
Reserve for loss on investment                                     (900,000)      (900,000)

     Total assets                                               $         0    $         0
                                                                ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                                                $    20,467    $    20,467
Accrued interest on debentures                                        6,707         17,700
Debentures payable                                                  500,000        500,000

     Shareholders' equity
Preferred stock, $.01 par value 10,000,000 shares authorized, no shares issued and outstanding
Common stock (par value $.004) 50,000,000 shares authorized;
August 31, 1997-10,157,987 and November 30, 1997-10,168,654
shares issued and outstanding                                        64,510         64,467
Paid in capital                                                   1,303,045      1,283,088
Retained earnings                                                (1,894,729)    (1,885,722)
                                                                ------------   ------------
     Total shareholders' equity                                    (527,174)      (538,167)

Total liabilities and shareholders' equity                      $         0    $         0
                                                                ============   ============

  The accompanying notes are an integral of part of these financial statements.

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                             STATEMENT OF OPERATIONS
                FOR THE QUARTERS ENDED NOVEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                              Quarter ended     Quarter ended
                                               November 30,      November 30,
                                                   1997              1996
                                              -------------     -------------

Expenses                                                         NO ACTIVITY

Professional fees                             $          -       AS
Interest                                             9,007       RESTATED
                                              -------------     -------------

       Total expenses                                9,007

Loss from operations before income taxes            (9,007)

Income tax                                               -
                                              -------------     -------------
Net (loss)                                    $     (9,007)
                                              =============     =============

  The accompanying notes are an integral of part of these financial statements.

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                   STATEMENT OF CHANGES IN FINANCIAL POSITION
                FOR THE QUARTERS ENDED NOVEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                Quarter ended   Quarter ended
                                                 November 30,    November 30,
                                                     1997            1996
                                                -------------   -------------

Funds provided from (used for) operations
     Net (loss)                                 $     (9,007)   NO ACTIVITY
Funds provided by (used for) working capital                    AS RESTATED
     Accrued interest                                (10,993)

Funds provided from (used for) financing
  activities
      Proceeds of stock issued for interest          20,000
                                                -------------   -------------
Net funds provided from (used for) all
  activities                                              0

Cash balance at beginning of year                         0
                                                -------------   -------------
Cash balance at end of period                   $         0
                                                =============   =============

  The accompanying notes are an integral of part of these financial statements.

                                 CTC COSMETICS HOLDINGS COMPANY, INC.
                                   STATEMENT OF SHAREHOLDERS' EQUITY
                           FOR THE QUARTER ENDED NOVEMBER 30, 1997 AND 1996
                                              (UNAUDITED)

                                                    Common Stock            Addition
                                            ---------------------------     Paid-In        Retained
                                                Shares         Amount       Capital        Earnings
                                            ------------   ------------   ------------   ------------
Balance at September 31, 1996                 7,422,768    $    29,691    $   124,098    $    78,277

Net (loss)                                                                                         0
                                            ------------   ------------   ------------   ------------
Balance at November 30, 1996                  7,422,768    $    29,691    $   124,098    $    78,277
                                            ============   ============   ============   ============




                                                    Common Stock            Addition
                                            ---------------------------     Paid-In        Retained
                                                Shares         Amount       Capital        Earnings
                                            ------------   ------------   ------------   ------------
Balance at September 1, 1997                 10,157,987    $    64,467    $ 1,283,088    $(1,885,722)

Issued 10,667 shares of common stock
in connection with interest owed                 10,667             43         19,957

Net (loss)                                                                                    (7,510)
                                            ------------   ------------   ------------   ------------
Balance at November 30, 1997                 10,168,654    $    64,510    $ 1,303,045    $(1,894,729)
                                            ============   ============   ============   ============

  The accompanying notes are an integral of part of these financial statements.

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED NOVEMBER 30, 1997 AND 1996


1.  GENERAL

CTC Cosmetics Holdings Company, Inc. (the "Company") is incorporated in the State of Delaware and was engaged in the business of producing and distributing motion pictures and television movies until March 21, 1997.

The Company's Board of Directors considered alternative business opportunities and on March 21, 1997 signed an Agreement and Plan of Reorganization (the "Agreement") whereby the Registrant acquired all of the issued and outstanding shares of CTC Cosmetics Holdings (BVI) Co., Ltd., a British Virgin Islands corporation ("CTC Cosmetics") in exchange for the issuance by the Registrant of 9,000,000 post-split shares of restricted common stock to CTC Cosmetics shareholders pursuant to the Agreement dated March 21, 1997, by and between the Registrant and CTC Cosmetics.

Under the relevant terms of the Agreement, the Registrant undertook a reverse split of its common stock, whereby 1 share of common stock was issued in exchange for 12.93 shares of common stock. Immediately prior to the share exchange, there were approximately 500,000 post-reverse split shares of the Registrant's common stock issued and outstanding. Pursuant to the terms of the Agreement for Divisive Reorganization, which was also executed at the Closing, the Registrant's two existing subsidiaries were spun off from the Company to its majority shareholders in exchange for such majority shareholders' cancellation of a total of 960,912 pre-split shares of common stock of the Registrant. As a result of the acquisition, there were approximately 9,500,000 shares of Common Stock issued and outstanding.

Upon the Closing the Registrant had one wholly owned subsidiaries which was CTC Cosmetics Holding (BVI) Co. Ltd. CTC Cosmetics Holdings (BVI) Co. Ltd. held an investment in Cao Tain Cosmetic Holdings Limited (the "Operating subsidiary") that developed, manufactured and marketed skin and hair care products, cosmetics, and cosmetic related chemical ingredients primarily for sale in the People's Republic of China.

The Company's headquarters were moved to Shanghai, China. The members of the Board of Directors were based with the Company in Shanghai.

Subsequent to the signing of the Agreement and exchange of shares for CTC Cosmetics Holding (BVI) Co. Ltd. the Board of Directors of the Company breached their fiduciary duty to the shareholders of the Company by failing to provide current financial information of the Company, failure to respond to shareholders' inquiries and failure to comply with the disclosure requirements of the Exchange Act of 1934 by non-filing of the required periodic and annual reports.

Concurrent with the March 21, 1997, Agreement and Plan of Reorganization, CTC Cosmetics Holdings Company, Inc. sold $500,000 of 8% convertible debentures due March 31, 1998 to Voyager Select IPO Fund, Ltd. ("Voyager"). The principal amount of the debentures were convertible at any time, at the option of Voyager, at a conversion price equal to the lower of 50% of the average closing bid price of common stock for 5 business days immediately preceding the conversion date or $2.50 per share. Voyager received warrants to purchase 50,000 shares of common stock at the date of exercise.
The warrants could be exercised at any time.


2.  INVESTMENT IN AND ACCOUNT RECEIVABLE FROM CTC COSMETICS HOLDINGS (BVI)
    CO. LTD.

The Company has concluded that the amounts invested in and due from CTC Cosmetics Holdings (BVI) Co. Ltd. are worthless and uncollectable for financial reporting purposes. It is difficult and expensive to initiate legal proceedings in China. However, the Company is continuing to explore other possible means of securing assets or payment relative to this matter.

3.  STOCK ISSUED

As discussed in Note 1 above the Company received all of the issued and outstanding shares of CTC Cosmetics Holdings (BVI) Co. Ltd. (50,000 shares) as of March 21, 1997, in exchange for 9,000,000 shares of the Company. The Company valued such shares based on the average of the closing bid and ask prices of the Company's common stock ($0.10) as reflected on NASD OTC Bulletin Board on March 31, 1997.

The valuation of the 600,000 shares of common stock, issued in connection with advisory corporate and financial consulting services, was based on the average of the closing bid and ask prices of the common stock ($0.10) as reflected on NASD OTC Bulletin Board on March 31, 1997.

The valuation of the 55,600 shares of common stock, issued in connection with corporate consulting services, was based on the average bid and ask prices of the common stock ($4.5625) as reflected on NASD OTC Bulletin Board on April 21, 1997.


4.  INCOME TAXES

The Company has not recorded any income tax benefits that may arise from losses incurred because there is no assurance of recovery. The Company has a loss carry-forward of approximately $974,186.


5.  SUBSEQUENT EVENTS

During September 1998 Voyager converted the debentures acquiring 16,000,000 shares of common stock. As of January 21, 2000 Voyager held 61.3% of outstanding common stock of the Company. On February 22, 2000 Voyager as a majority shareholder of the Company removed the Chinese Board of Directors and elected new directors to the Company's board.

In addition, Voyager has agreed to pay all expenses of the Company until such time as normal operations can be restored.

PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS, WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

As discussed in the notes to financial statements the Company at present has no activity. Current management is working to establish a new direction.


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings     NONE


Item 2.  Changes in Securities and Use of Proceeds     NONE


Item 3.  Defaults On Senior Securities     NONE


Item 4.  Submission of Items to a Vote     NONE


Item 5.  Other Information     NONE


Item 6
(a)      Exhibits     NONE
(b)      Reports on Form 8K     NONE

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act Of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CTC Cosmetics Holdings Company, Inc.



         Dated: May 15, 2000            By: /S/ Riccardo W. Cannaviello
                                            ----------------------------------
                                            Riccardo W. Cannaviello
                                            President



         Dated: May 15, 2000            By: /S/ Andrew K. Proctor
                                            ----------------------------------
                                            Andrew K. Proctor
                                            Chief Financial Officer