Form 10QSB
period 1998-02-28
CTC COSMETICS HOLDINGS CO INC
filed 2000-06-07
CIK 838783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10 QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1998

( )      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1939 for the transition period       to
                                                        -----    -----

                        COMMISSION FILE NUMBER   0-22749




                      CTC COSMETICS HOLDINGS COMPANY, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                   87-0415594
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


129 Front St., Penthouse Suite, Hamilton HM12 Bermuda   441 296 4545
--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

Westwind Group, Inc. 1745 Westwood Blvd. Los Angeles, Ca.   90024
-----------------------------------------------------------------
Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing
requirements for the post 90 days. Yes     No  X
                                       ---    ---

The number of shares of the registrant's common stock issued as of February 28, 1998: 10,168,654 shares.


Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

              TABLE OF CONTENTS                                            PAGE
              -----------------                                            ----


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                                        2
(b)      Statement of Operations                                              3
(c)      Statement of Changes in Financial Position                           4
(d)      Statement of Shareholders' Equity                                    5
(e)      Notes to Financial Statements                                        6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     8

PART II. OTHER INFORMATION                                                    8

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

                                          CTC COSMETICS HOLDINGS COMPANY, INC.
                                                      BALANCE SHEET
                                       AS OF FEBRUARY 28, 1998 AND AUGUST 31, 1997
                                                       (UNAUDITED)

                                                                   February 28,     August 31,
                                                                       1998            1997
                                                                  --------------  --------------

ASSETS


Cash and cash equivalents                                         $           0   $           0

Account receivable from CTC Cosmetics Holdings (BVI) Co. Ltd.           500,000         500,000
Reserve for doubtful account                                           (500,000)       (500,000)
                                                                  --------------  --------------

Investment in CTC Cosmetics Holdings (BVI) Co. Ltd.                     900,000         900,000
Reserve for loss on investment                                         (900,000)       (900,000)

     Total assets                                                 $           0   $           0
                                                                  ==============  ==============


LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                                                  $      20,467     $    20,467
Accrued interest on debentures                                           16,655          17,700
Debentures payable                                                      500,000         500,000

     Shareholders' equity
Preferred stock, $.01 par value 10,000,000 shares authorized, no shares issued and outstanding
Common stock (par value $.004) 50,000,000 shares authorized;
August 31, 1997-10,157,987 and February 28-10,168,654 shares
issued and outstanding                                                   64,510          64,467
Paid in capital                                                       1,303,045       1,283,088
Retained earnings                                                    (1,904,677)     (1,885,722)
                                                                  --------------  --------------

     Total shareholders' equity                                        (537,122)       (538,167)

Total liabilities and shareholders' equity                        $           0   $           0
                                                                  ==============  ==============

                      The accompanying notes are an integral of part of these financial statements.


                                                            2

                                          CTC COSMETICS HOLDINGS COMPANY, INC.
                                                 STATEMENT OF OPERATIONS
                            FOR THE SIX MONTHS AND QUARTERS ENDED FEBRUARY 28, 1998 AND 1997
                                                       (UNAUDITED)

                                                   Six months      Six months        Quarter         Quarter
                                                   ended           ended              ended           ended
                                                   February        February 28,    February 28,    February 28,
                                                   28, 1998        1997               1998            1997
                                                  --------------  --------------  --------------  --------------
                                                                  NO                              NO ACTIVTY
Expenses                                                          ACTIVITY                        AS
                                                                  AS                              RESTATED
Professional fees                                 $           -   RESTATED        $           -
Interest                                                 18,955                           9,948
                                                  --------------  --------------  --------------  --------------

       Total expenses                                    18,955                           9,948

Loss from operations before income taxes                (18,955)                         (9,948)

Income tax                                                    -                               -
                                                  --------------  --------------  --------------  --------------

Net (loss)                                        $     (18,955)                  $      (9,948)
                                                  ==============  ==============  ==============  ==============

                      The accompanying notes are an integral of part of these financial statements.

                                                           3

                                          CTC COSMETICS HOLDINGS COMPANY, INC.
                                       STATEMENT OF CHANGES IN FINANCIAL POSITION
                            FOR THE SIX MONTHS AND QUARTERS ENDED FEBRUARY 28, 1998 AND 1997
                                                       (UNAUDITED)

                                                    Six months       Six months      Quarter          Quarter
                                                      ended           ended           ended            ended
                                                   February 28,    February 28,    February 28     February 28,
                                                       1998            1997            1998            1997
                                                  --------------  --------------  --------------  --------------

Funds provided from (used for) operations
     Net (loss)                                   $     (18,955)  NO              $      (9,948)  NO
Funds provided by (used for) working capital                      ACTIVITY                        ACTIVITY
     Accounts payable                                             AS                              AS
     Accrued interest                                    (1,045)  RESTATED                9,948   RESTATED
     Shareholder loans                                                                        -

Funds provided from (used for) financing activities
      Proceeds of stock issued for interest              20,000                               -
      Debentures 8% converted to stock                                                        -
      Reduction of debentures payable                                                         -
                                                  --------------  --------------  --------------  --------------

Net funds provided from (used for) all activities             0                               0

Cash balance at beginning of year                             0                               0
                                                  --------------                  --------------

Cash balance at end of period                     $           0                   $           0
                                                  ==============  ==============  ==============  ==============

                      The accompanying notes are an integral of part of these financial statements.


                                                           4

                                          CTC COSMETICS HOLDINGS COMPANY, INC.
                                            STATEMENT OF SHAREHOLDERS' EQUITY
                                   FOR THE SIX MONTHS ENDED FEBRUAY 28, 1998 AND 1997
                                                       (UNAUDITED)

                                                           Common Stock           Addition Paid-     Retained
                                                                                    In Capital       Earnings
                                                  ------------------------------  --------------  --------------
                                                      Shares           Amount
                                                  --------------  --------------
Balance at September 31, 1996                         7,422,768   $      29,691   $     124,098   $      78,277

Net (loss)
                                                  --------------  --------------  --------------  --------------

Balance at February 28, 1997                          7,422,768   $      29,691   $     124,098   $      78,277
                                                  ==============  ==============  ==============  ==============



                                                           Common Stock           Addition Paid-     Retained
                                                                                    In Capital       Earnings
                                                  ------------------------------  --------------  --------------
                                                      Shares           Amount
                                                  --------------  --------------
Balance at August 31, 1997                           10,157,987   $      64,467   $   1,283,088   $  (1,885,722)

Issued 10,667 shares of common stock in
connection with interest owed                            10,667              43          19,957

Net (loss)                                                                                              (18,955)
                                                  --------------  --------------  --------------  --------------

Balance at February 28, 1998                         10,168,654   $      64,510   $   1,303,045   $  (1,904,677)
                                                  ==============  ==============  ==============  ==============

                      The accompanying notes are an integral of part of these financial statements


                                       5

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE SIX MONTHS AND QUARTERS ENDED FEBRUARY 28, 1998 AND 1997
                                   (UNAUDITED)

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


2. INVESTMENT IN AND ACCOUNT RECEIVABLE FROM CTC COSMETICS HOLDINGS (BVI)
   CO. LTD.

The Company has concluded that the amounts invested in and due from CTC Cosmetics Holdings (BVI) Co. Ltd. are worthless and un-collectable for financial reporting purposes. It is difficult and expensive to initiate legal proceedings in China. However, the Company is continuing to explore other possible means of securing assets or payment relative to this matter.

3. STOCK ISSUED

As discussed in Note 1 above the Company received all of the issued and outstanding shares of CTC Cosmetics Holdings (BVI) Co. Ltd. (50,000 shares) as of March 21, 1997, in exchange for 9,000,000 shares of the Company. The Company valued such shares based on the average of the closing bid and ask prices of the Company's common stock ($0.10) as reflected on NASD OTC BB on March 31, 1997.

The valuation of the 600,000 shares of common stock, issued in connection with advisory corporate and financial consulting services, was based on the average of the closing bid and ask prices of the common stock ($0.10) as reflected on NASD OTC BB on March 31, 1997.

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

Item 1.  Legal Proceedings     NONE

Item 2.  Changes in Securities and Use of Proceeds     NONE

Item 3.  Defaults On Senior Securities     NONE

Item 4.  Submission of Items to a Vote     NONE

Item 5.  Other Information     NONE

Item 6.
(a)      Exhibits     NONE
(b)      Reports on Form 8K     NONE

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act Of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CTC Cosmetics Holdings Company, Inc.


         Dated: May 31, 2000                 By:  /s/ Riccardo W. Cannaviello
                                                  ------------------------------
                                                   Riccardo W. Cannaviello
                                                   President



         Dated: May 31, 2000                 By:  /s/ Andrew K. Proctor
                                                  ------------------------------
                                                   Andrew K. Proctor
                                                   Chief Financial Officer