Form 10QSB
period 1998-05-31
CTC COSMETICS HOLDINGS CO INC
filed 2000-06-07
CIK 838783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10 QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 1998

( )      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1939 for the transition period     to
                                                       ----   ----


                         COMMISSION FILE NUMBER 0-22749


                      CTC COSMETICS HOLDINGS COMPANY, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                   87-0415594
----------------------------------            ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


129 Front St., Penthouse Suite, Hamilton HM12 Bermuda   441 296 4545
--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

Westwind Group, Inc. 1745 Westwood Blvd. Los Angeles, Ca.   90024
-----------------------------------------------------------------
Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing
requirements for the post 90 days. Yes    No X
                                      ---   ---


The number of shares of the registrant's common stock issued as of May 31, 1998:
10,168,654 shares.


Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

            TABLE OF CONTENTS                                              PAGE
            -----------------                                              -----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                                        2
(b)      Statement of Operations                                              3
(c)      Statement of Changes in Financial Position                           4
(d)      Statement of Shareholders' Equity                                    5
(e)      Notes to Financial Statements                                        6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     8

PART II. OTHER INFORMATION                                                    8

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                                    9

FINANCIAL DATA SCHEDULE                                                      10


                                          CTC COSMETICS HOLDINGS COMPANY, INC.
                                                      BALANCE SHEET
                                          AS OF MAY 31, 1998 AND AUGUST 31,1997
                                                       (unaudited)

                                                                      May 31,      August 31,
                                                                       1998            1997
                                                                  --------------  --------------

ASSETS

Cash and cash equivalents                                         $           0   $           0

Account receivable from CTC Cosmetics Holdings (BVI) Co. Ltd.           500,000         500,000
Reserve for doubtful account                                           (500,000)       (500,000)
                                                                  --------------  --------------
Investment in CTC Cosmetics Holdings (BVI) Co. Ltd.                     900,000         900,000
Reserve for loss on investment                                         (900,000)       (900,000)

     Total assets                                                 $           0   $           0
                                                                  ==============  ==============


LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                                                  $      20,467   $      20,467
Loans from shareholders                                                                       -
Accrued interest on debentures                                           27,143          17,700
Debentures payable
                                                                        500,000         500,000

     Shareholders' equity
Preferred stock, $.01 par value 10,000,000 shares authorized, no shares issued and outstanding Common stock (par value $.004)
50,000,000 shares authorized; August 31, 1997-10,157,987 and
May 31, 1998-10,168,654 shares issued and outstanding                    64,510          64,467
Paid in capital                                                       1,303,045       1,283,088
Retained earnings                                                    (1,915,165)     (1,885,722)
                                                                  --------------  --------------

     Total shareholders' equity                                        (547,610)       (538,167)

Total liabilities and shareholders' equity                        $           0   $           0
                                                                  ==============  ==============



                      The accompanying notes are an integral of part of these financial statements.

                                                           2

                                          CTC COSMETICS HOLDINGS COMPANY, INC.
                                                 STATEMENT OF OPERATIONS
                              FOR THE NINE MONTHS AND QUARTERS ENDED MAY 31, 1998 AND 1997
                                                       (unaudited)

                                                     Nine months        Nine months         Quarter           Quarter
                                                      ended May          ended May         ended May         ended May
                                                      31, 1998           31, 1997          31, 1998          31, 1997
                                                   --------------     --------------    --------------    --------------
Expenses

Professional fees                                  $           -      $     334,142     $           -     $     334,142
Interest                                                  29,445              7,900            10,488             7,900
                                                   --------------     --------------    --------------    --------------
     Total expenses                                       29,445            342,042            10,488
342,042

(Loss) from operations before income taxes               (29,445)          (342,042)          (10,488)         (342,042)

Income tax                                                     -                  -                 -                 -
                                                   --------------     --------------    --------------    --------------
Net (loss) from operations                               (29,445)          (342,042)          (10,948)         (342,042)

Extraordinary items
Un-collectable from CTC Cosmetics
Holdings (BVI) Co. Ltd.                                        -           (500,000)                -          (500,000)
Loss on investment in CTC Cosmetics
Holdings (BVI) Co. Ltd.                                        -           (900,000)                -          (900,000)
                                                   --------------     --------------    --------------    --------------
Net (loss)                                         $     (29,445)     $  (1,742,042)    $     (10,948)    $  (1,742,042)
                                                   ==============     ==============    ==============    ==============



                      The accompanying notes are an integral of part of these financial statements.

                                                           3

                                                 CTC COSMETICS HOLDINGS COMPANY, INC.
                                              STATEMENT OF CHANGES IN FINANCIAL POSITION
                                     FOR THE NINE MONTHS AND QUARTERS ENDED MAY 31, 1998 AND 1997
                                                              (unaudited)

                                                     Nine months       Nine months         Quarter           Quarter
                                                      ended May         ended May         ended May         ended May
                                                      31, 1998          31, 1997          31, 1998          31, 1997
                                                   --------------    --------------    --------------    --------------
Funds provided from (used for) operations
     Net (loss)                                    $     (29,443)    $  (1,742,042)    $     (10,488)    $  (1,742,042)
Funds provided by (used for) working capital
     Accrued interest                                     (9,443)            7,900            10,488             7,900

Funds provided from (used for) financing activities
     Proceeds of stock issued for interest                20,000                 -                 -                 -
     Shares issued for consulting services                     -           334,142                 -           334,142
     Debentures 8%                                             -           500,000                 -           500,000
      Stock issued for shares of CTC Cosmetics                 -                 -                 -                 -
      Holdings (BVI) Co. Ltd.                                  -           900,000                 -           900,000
                                                   --------------    --------------    --------------    --------------
Net funds provided from (used for) all activities
                                                               0                 0                 0                 0
Cash balance at beginning of year
                                                               0                 0                 0                 0
                                                   --------------    --------------    --------------    --------------
Cash balance at end of period                      $           0     $           0     $           0     $           0
                                                   ==============    ==============    ==============    ==============


                      The accompanying notes are an integral of part of these financial statements.



                                          CTC COSMETICS HOLDINGS COMPANY, INC.
                                           STATEMENT OF SHAREHOLDERS' EQUITY
                                    FOR THE NINE MONTHS ENDED MAY 31, 1998 AND 1997
                                                       (unaudited)

                                                            Common Stock           Addition Paid-     Retained
                                                                                     In Capital       Earnings
                                                   ------------------------------  --------------  --------------
                                                       Shares           Amount
                                                   --------------  --------------
Balance September 1, 1996                              7,422,768   $      29,691   $     124,098   $      78,277

Two existing subsidiaries spun off to its
majority shareholders in exchange for
cancellation of a total of 960,912
pre-split shares of common stock                        (960,912)         (3,844)        (16,065)       (212,157)
                                                   --------------  --------------  --------------  --------------
Total shares before reverse stock split                6,461,856          25,847         108,033        (133,880)
                                                   ==============  ==============  ==============  ==============
Reverse stock split, 1 share of common
stock was exchanged for 12.93 new shares                 502,387          25,847         108,033        (133,880)

Issued 9,000,000 shares of common
stock to acquire all the issued and
outstanding shares of CTC Cosmetics
Holdings (BVI) Co., Ltd. 50,000 shares                 9,000,000          36,000         864,000               -

Issued 600,000 shares of common stock in
connection with advisory corporate and
financial consulting services                            600,000           2,400          57,600               -

Issued 55,600 shares of common stock in
connection with consulting services
agreement                                                 55,600             220         253,455               -

Net (loss)                                                     -               -               -      (1,742,042)
                                                   --------------  --------------  --------------  --------------
Balance at May 31, 1997                               10,157,987   $      64,467   $   1,283,088   $  (1,875,922)
                                                   ==============  ==============  ==============  ==============

                                                            Common Stock           Addition Paid-     Retained
                                                                                     In Capital       Earnings
                                                   ------------------------------  --------------  --------------
                                                       Shares           Amount
                                                   --------------  --------------
Balance at September 1, 1997                          10,157,987   $      64,467   $   1,283,088   $  (1,885,722)

Issued 10,667 shares of common stock in
connection with interest owed                             10,667              43          19,957               -

Net (loss)                                                     -               -               -         (29,443)
                                                   --------------  --------------  --------------  --------------
Balance at May 31, 1998                               10,168,654   $      64,510   $   1,303,045   $  (1,915,165)
                                                   ==============  ==============  ==============  ==============


                      The accompanying notes are an integral of part of these financial statements.

                                                           5

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE NINE MONTHS AND QUARTERS ENDED MAY 31, 1998 AND 1997
                                   (unaudited)


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

                                       CTC Cosmetics Holdings Company, Inc.

         Dated: May 15, 2000                 By:  /s/Riccardo W. Cannaviello
                                                     ---------------------------
                                                     Riccardo W. Cannaviello
                                                     President



         Dated: May 15, 2000                 By:  /s/Andrew K. Proctor
                                                     ---------------------------
                                                     Andrew K. Proctor
                                                     Chief Financial Officer