Form 10QSB
period 1998-11-30
CTC COSMETICS HOLDINGS CO INC
filed 2000-06-07
CIK 838783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10 QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1998

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

Westwind Group, Inc. 1745 Westwood Blvd. Los Angeles, Ca. 90024
---------------------------------------------------------------
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

The number of shares of the registrant's common stock issued as of November 30,1998: 26,168,654 shares.


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

                                          CTC COSMETICS HOLDINGS COMPANY, INC.
                                                      BALANCE SHEET
                                          AS OF NOVEMBER 30 AND AUGUST 31,1998
                                                       (UNAUDITED)

                                                                   November 30,      August 31,
                                                                       1998            1998
                                                                  --------------  --------------

ASSETS

Cash and cash equivalents                                         $           0   $           0

Account receivable from CTC Cosmetics Holdings (BVI) Co. Ltd.           500,000         500,000
Reserve for doubtful account                                           (500,000)       (500,000)
                                                                  --------------  --------------

Investment in CTC Cosmetics Holdings (BVI) Co. Ltd.                     900,000         900,000
Reserve for loss on investment                                         (900,000)       (900,000)

     Total assets                                                 $           0   $           0
                                                                  ==============  ==============


LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                                                  $      23,222   $      23,222
Loans from shareholders                                                                       -
Accrued interest on debentures                                           45,355          37,845
Debentures payable                                                            -         500,000

     Shareholders' equity
Preferred stock, $.01 par value 10,000,000 shares authorized, no shares issued and outstanding Common stock (par value $.004)
50,000,000 shares authorized; August 31, 1998-10,168,654 and
November 30, 1998 26,168,654 shares issued and outstanding              128,510          64,510
Paid in capital                                                       1,739,045       1,303,045
Retained earnings                                                    (1,936,132)     (1,928,622)
                                                                  --------------  --------------

     Total shareholders' equity                                         (68,577)       (561,067)

Total liabilities and shareholders' equity                        $           0   $           0
                                                                  ==============  ==============

                      The accompanying notes are an integral of part of these financial statements.


                                                           2

                                          CTC COSMETICS HOLDINGS COMPANY, INC.
                                                 STATEMENT OF OPERATIONS
                                    FOR THE QUARTERS ENDED NOVEMBER 30, 1998 AND 1997
                                                       (UNAUDITED)

                                                                   Quarter ended   Quarter ended
                                                                    November 30,    November 30,
                                                                       1998            1997
                                                                  --------------  --------------

Expenses

Professional fees                                                 $           -   $           -
Interest                                                                  7,510           9,007
                                                                  --------------  --------------

       Total expenses                                                     7,510           9,007

Loss from operations before income taxes                                 (7,510)         (9,007)

Income tax                                                                    -               -
                                                                  --------------  --------------

Net (loss)                                                        $      (7,510)  $      (9,007)
                                                                  ==============  ==============

                      The accompanying notes are an integral of part of these financial statements.


                                       3

                                          CTC COSMETICS HOLDINGS COMPANY, INC.
                                       STATEMENT OF CHANGES IN FINANCIAL POSITION
                                    FOR THE QUARTERS ENDED NOVEMBER 30, 1998 AND 1997
                                                       (UNAUDITED)

                                                                   Quarter ended   Quarter ended
                                                                    November 30,    November 30,
                                                                       1998            1997
                                                                  --------------  --------------

Funds provided from (used for) operations
     Net (loss)                                                   $      (7,510)  $      (9,007)
Funds provided by (used for) working capital
     Accrued interest                                                     7,510         (10,993)

Funds provided from (used for) financing activities
      Proceeds of stock issued for interest                                              20,000
      Debentures 8% converted to stock                                  500,000               -
      Reduction of debentures payable                                  (500,000)              -
                                                                  --------------  --------------

Net funds provided from (used for) all activities                             0               0

Cash balance at beginning of year                                             0               0

Cash balance at end of period                                     $           0   $           0
                                                                  ==============  ==============


                      The accompanying notes are an integral of part of these financial statements.

                                                         4

                                          CTC COSMETICS HOLDINGS COMPANY, INC.
                                            STATEMENT OF SHAREHOLDERS' EQUITY
                                    FOR THE QUARTERS ENDED NOVEMBER 30, 1998 AND 1997
                                                       (UNAUDITED)

                                                           Common Stock           Addition Paid-     Retained
                                                                                    In Capital       Earnings
                                                  ------------------------------  --------------  --------------
                                                      Shares           Amount
                                                  --------------  --------------
Balance at September 1, 1997                         10,157,987   $      64,467   $    1,283,088  $  (1,885,722)

Issued 10,667 shares of common stock in
connection with interest owed                            10,667              43           19,957

Net (loss)                                                                                               (9,007)
                                                  --------------  --------------  --------------  --------------
Balance at November 30, 1997                         10,168,654   $      64,510   $   1,303,045   $  (1,894,729)
                                                  ==============  ==============  ==============  ==============



                                                           Common Stock           Addition Paid-     Retained
                                                                                    In Capital       Earnings
                                                  ------------------------------  --------------  --------------
                                                      Shares           Amount
                                                  --------------  --------------
Balance at September 1, 1998                         10,168,654   $      64,510   $   1,303,045   $  (1,928,622)

Conversion of debentures to common stock             16,000,000          64,000         436,000

Net (loss)                                                                                               (7,510)
                                                  --------------  --------------  --------------  --------------
Balance November 30, 1998                            26,168,654   $     128,510   $   1,739,045   $  (1,936,132)
                                                  ==============  ==============  ==============  ==============

                      The accompanying notes are an integral of part of these financial statements


                                                           5

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED NOVEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

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


2. INVESTMENT IN AND ACCOUNT RECEIVABLE FROM CTC COSMETICS HOLDINGS (BVI)
   CO. LTD.

The Company has concluded that the amounts invested in and due from CTC Cosmetics Holdings (BVI) Co. Ltd. are worthless and un-collectable because the assets are held in China and it is not possible to initiate legal proceedings in China. However, the Company is continuing to explore other possible means of securing assets or payment relative to this matter.

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

The valuation of the 55,600 shares of common stock, issued in connection with corporate consulting services, was based on the average bid and ask prices of the common stock ($4.5625) as reflected on NASD OTC BB on April 21, 1997.

In September 1998 Voyager Select IPO Fund, Ltd. converted the debentures outstanding of $500,000 acquiring 16,000,000 shares of common stock based on the average bid and ask prices of common stock ($.03125) as reflected on NASD OTC Bulletin Board on August 31, 1998. Voyager holds 61.3% of outstanding common stock of the Company.


4. INCOME TAXES

The Company has not recorded any income tax benefits that may arise from losses incurred because there is no assurance of recovery. The Company has a loss carry-forward of approximately $974,186.


5. SUBSEQUENT EVENTS

On January 21, 2000 Voyager held 61.3% of outstanding common stock of the Company and filed Schedule 14C with the Securities and Exchange Commission notifying the shareholders that Chinese directors would be removed and new directors appointed by Voyager. On February 22, 2000 the Chinese Board of Directors were removed and replaced by new Directors appointed by Voyager.

In addition, Voyager has agreed to pay all expenses of the Company until such time as normal operations can be restored.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This analysis contains forward-looking comments, which are based on current information. Actual results in the future may differ materially.

As discussed in the notes to financial statements the Company at present has no activity. Current management is working to establish a new direction of the Company.



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