Form 10QSB
period 1999-02-28
CTC COSMETICS HOLDINGS CO INC
filed 2000-06-07
CIK 838783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1999

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

The number of shares of the registrant's common stock issued as of February 28, 1999: 26,168,654 shares.

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

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                           CTC COSMETICS HOLDINGS COMPANY, INC.
                                       BALANCE SHEET
                        AS OF FEBRUARY 28, 1999 AND AUGUST 31,1998
                                        (UNAUDITED)

                                                                February 28,    August 31,
                                                                    1999           1998
                                                                ------------   ------------
ASSETS


Cash and cash equivalents                                       $         0    $         0

Account receivable from CTC Cosmetics Holdings (BVI) Co. Ltd.       500,000        500,000
Reserve for doubtful account                                       (500,000)      (500,000)
                                                                ------------   ------------

Investment in CTC Cosmetics Holdings (BVI) Co. Ltd.                 900,000        900,000
Reserve for loss on investment                                     (900,000)      (900,000)

     Total assets                                               $         0    $         0
                                                                ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                                                $    23,222    $    23,222
Accrued interest on debentures                                       46,235         37,845
Debentures payable                                                        -        500,000

     Shareholders' equity
Preferred stock, $.01 par value 10,000,000 shares authorized, no shares issued and outstanding
Common stock (par value $.004) 50,000,000 shares authorized;
August 31, 1998-10,168,654 and February 28, 1999-26,168,654
shares issued and outstanding                                       128,510         64,510
Paid in capital                                                   1,739,045      1,303,045
Retained earnings                                                (1,937,012)    (1,928,622)
                                                                ------------   ------------

     Total shareholders' equity                                     (69,447)      (561,067)

Total liabilities and shareholders' equity                      $         0    $         0
                                                                ============   ============

  The accompanying notes are an integral of part of these financial statements.

                                       CTC COSMETICS HOLDINGS COMPANY, INC.
                                              STATEMENT OF OPERATIONS
                          FOR THE SIX MONTH AND QUARTER ENDED FEBRUARY 28, 1999 AND 1998
                                                    (UNAUDITED)

                                             Six months       Six months
                                             ended            ended            Quarter ended    Quarter ended
                                             February 28,     February 28,     February 28,     February 28,
                                                1999             1998              1999             1998
                                             -------------    -------------    -------------    -------------
Expenses

Professional fees                            $          -     $          -     $          -     $          -
Interest                                            8,390           18,955              880            9,948
                                             -------------    -------------    -------------    -------------
       Total expenses                               8,390           18,955              880            9,948

Loss from operations before income taxes           (8,390)         (18,955)            (880)          (9,948)

Income tax                                              -                -                -                -
                                             -------------    -------------    -------------    -------------
Net (loss)                                   $     (8,390)    $    (18,955)    $       (880)    $     (9,948)
                                             =============    =============    =============    =============

  The accompanying notes are an integral of part of these financial statements.

                                       CTC COSMETICS HOLDINGS COMPANY, INC.
                                    STATEMENT OF CHANGES IN FINANCIAL POSITION
                          FOR THE SIX MONTHS AND QUARTER ENDED FEBRUARY 28, 1999 AND 1998
                                                    (UNAUDITED)

                                                       Six months       Six months
                                                       ended            ended            Quarter ended    Quarter ended
                                                       February 28,     February 28,     February 28,     February 28,
                                                          1999             1998              1999             1998
                                                       -------------    -------------    -------------    -------------


Funds provided from (used for) operations
     Net (loss)                                        $     (8,390)    $    (18,955)    $       (880)    $     (9,948)
Funds provided by (used for) working capital
     Accrued interest                                        (8,390)          (1,045)             880            9,948

Funds provided from (used for) financing activities
      Proceeds of stock issued for interest                                   20,000               -
      Debentures 8% converted to stock                      500,000                -
      Reduction of debentures payable                      (500,000)               -
                                                       -------------    -------------    -------------    -------------
Net funds provided from (used for) all activities                 0                0                0                0

Cash balance at beginning of year                                 0                0                0                0

Cash balance at end of period                          $          0     $          0      $         0     $          0
                                                       =============    =============    =============    =============

  The accompanying notes are an integral of part of these financial statements.

                                       CTC COSMETICS HOLDINGS COMPANY, INC.
                                         STATEMENT OF SHAREHOLDERS' EQUITY
                                FOR THE SIX MONTHS ENDED FEBRUAY 28, 1999 AND 1998
                                                    (UNAUDITED)

                                                    Common Stock            Addition
                                            ---------------------------     Paid-In        Retained
                                                Shares         Amount       Capital        Earnings
                                            ------------   ------------   ------------   ------------
Balance at September 1, 1997                 10,157,987    $    64,467    $ 1,283,088    $(1,885,722)

Issued 10,667 shares of common stock
in connection with interest owed                 10,667             43         19,957

Net (loss)                                                                                   (18,955)
                                            ------------   ------------   ------------   ------------
Balance at February 28, 1998                 10,168,654    $    64,510    $ 1,303,045    $(1,904,677)
                                            ============   ============   ============   ============



                                                    Common Stock            Addition
                                            ---------------------------     Paid-In        Retained
                                                Shares         Amount       Capital        Earnings
                                            ------------   ------------   ------------   ------------
Balance at September 1, 1998                 10,168,654    $    64,510    $ 1,303,045    $(1,928,622)

Conversion of debentures to common stock     16,000,000         64,000        436,000

Net (loss)                                                                                    (8,390)
                                            ------------   ------------   ------------   ------------

Balance February 28, 1999                    26,168,654    $   128,510    $ 1,739,045    $(1,937,012)
                                            ============   ============   ============   ============

 The accompanying notes are an integral of part of these financial statements.

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                                   (UNAUDITED)


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


5.  SUBSEQUENT EVENTS

On January 21, 2000 Voyager held 61.3% of outstanding common stock of the Company and filed Schedule 14C with the Securities and Exchange Commission notifying the shareholders that the Chinese directors would be removed and new directors appointed by Voyager. On February 22, 2000 the Chinese Board of Directors were removed and replaced by new Directors appointed by Voyager.

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