Form 10QSB
period 1999-05-31
CTC COSMETICS HOLDINGS CO INC
filed 2000-06-07
CIK 838783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 1999

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

The number of shares of the registrant's common stock issued as of May 31, 1999: 26,168,654 shares.

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

                            CTC COSMETICS HOLDINGS COMPANY, INC.
                                       BALANCE SHEET
                           AS OF MAY 31, 1999 AND AUGUST 31,1998
                                        (unaudited)

                                                                   May 31,      August 31,
                                                                    1999           1998
                                                                ------------   ------------
ASSETS

Cash and cash equivalents                                       $         0    $         0

Account receivable from CTC Cosmetics Holdings (BVI) Co. Ltd.       500,000        500,000
Reserve for doubtful account                                       (500,000)      (500,000)
                                                                ------------   ------------

Investment in CTC Cosmetics Holdings (BVI) Co. Ltd.                 900,000        900,000
Reserve for loss on investment                                     (900,000)      (900,000)
                                                                ------------   ------------
     Total assets                                               $         0    $         0
                                                                ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                $    23,222    $    23,222
Accrued interest on debentures                                       47,173         37,845
Debentures payable                                                        -        500,000

     Shareholders' equity
Preferred stock, $.01 par value 10,000,000 shares authorized, no shares issued and outstanding
Common stock (par value $.004) 50,000,000 shares authorized;
  August 31, 1998-10,168,654 and May 31, 1999-26,168,654 shares
  issued and outstanding                                            128,510         64,510
Paid in capital                                                   1,739,045      1,303,045
Retained earnings                                                (1,937,950)    (1,928,622)
                                                                ------------   ------------

     Total shareholders' equity                                     (70,395)      (561,067)
                                                                ------------   ------------
Total liabilities and shareholders' equity                      $         0    $         0
                                                                ============   ============

  The accompanying notes are an integral of part of these financial statements.

                                   CTC COSMETICS HOLDINGS COMPANY, INC.
                                         STATEMENT OF OPERATIONS
                       FOR THE NINE MONTHS AND QUARTERS ENDED MAY 31, 1999 AND 1998
                                               (UNAUDITED)

                                              Nine months      Nine months
                                                ended             ended        Quarter ended    Quarter ended
                                               May 31,           May 31,           May 31,          May 31,
                                                1999              1998              1999             1998
                                             -------------    -------------    -------------    -------------
Expenses

Professional fees                            $          -     $          -     $          -     $          -
Interest                                            9,328           29,445              938           10,488

       Total expenses                               9,328           29,445              938            9,948
                                             -------------    -------------    -------------    -------------

Loss from operations before income taxes           (9,328)         (29,445)            (938)         (10,488)

Income tax                                              -                -                -                -
                                             -------------    -------------    -------------    -------------

Net (loss)                                   $     (9,328)    $    (18,955)    $       (800)    $     (9,948)
                                             =============    =============    =============    =============

  The accompanying notes are an integral of part of these financial statements.

                                        CTC COSMETICS HOLDINGS COMPANY, INC.
                                     STATEMENT OF CHANGES IN FINANCIAL POSITION
                            FOR THE NINE MONTHS AND QUARTERS ENDED MAY 31, 1999 AND 1998
                                                    (UNAUDITED)

                                                        Nine months      Nine months
                                                          ended             ended        Quarter ended    Quarter ended
                                                          May 31,           May 31,         May 31,          May 31,
                                                           1999              1998            1999             1998
                                                       -------------    -------------    -------------    -------------

Funds provided from (used for) operations
     Net (loss)                                        $     (9,328)    $    (29,445)    $       (938)    $    (10,488)
Funds provided by (used for) working capital
     Accrued interest                                        (9,328)          (9,443)             938           10,488

Funds provided from (used for) financing activities
      Proceeds of stock issued for interest                                   20,000                -
      Debentures 8% converted to stock                      500,000                -
      Reduction of debentures payable                      (500,000)               -
                                                       -------------    -------------    -------------    -------------

Net funds provided from (used for) all activities                 0                0                0                0

Cash balance at beginning of year                                 0                0                0                0

Cash balance at end of period                          $          0     $          0     $          0     $          0
                                                       =============    =============    =============    =============

  The accompanying notes are an integral of part of these financial statements.

                                   CTC COSMETICS HOLDINGS COMPANY, INC.
                                    STATEMENT OF SHAREHOLDERS' EQUITY
                              FOR THE NINE MONTHS ENDED MAY 31, 1999 AND 1998
                                               (UNAUDITED)

                                                    Common Stock            Addition
                                            ---------------------------     Paid-In        Retained
                                                Shares         Amount       Capital        Earnings
                                            ------------   ------------   ------------   ------------
Balance at September 1, 1997                 10,157,987    $    64,467    $ 1,283,088    $(1,885,722)

Issued 10,667 shares of common stock in
connection with interest owed                    10,667             43         19,957

Net (loss)                                                                                   (29,443)
                                            ------------   ------------   ------------   ------------
Balance at May 31, 1998                      10,168,654    $    64,510    $ 1,303,045    $(1,915,165)
                                            ============   ============   ============   ============



                                                    Common Stock            Addition
                                            ---------------------------     Paid-In        Retained
                                                Shares         Amount       Capital        Earnings
                                            ------------   ------------   ------------   ------------
Balance at September 1, 1998                 10,168,654    $    64,510    $ 1,303,045    $(1,928,622)

Conversion of debentures to common stock     16,000,000         64,000       436,000

Net (loss)                                                                                    (9,328)
                                            ------------   ------------   ------------   ------------
Balance May 31, 1999                         26,168,654    $   128,510    $ 1,739,045    $(1,937,950)
                                            ============   ============   ============   ============

 The accompanying notes are an integral of part of these financial statements.

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 1999 AND 1998
                                   (UNAUDITED)


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


5. SUBSEQUENT EVENTS

On January 21, 2000 Voyager held 61.3% of outstanding common stock of the Company and filed Schedule 14C with the Securities and Exchange Commission notifying the Chinese directors would be removed and new directors appointed by Voyager. On February 22, 2000 the Chinese Board of Directors were removed and replaced by new Directors appointed by Voyager.

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