Form 10QSB
period 1999-11-30
CTC COSMETICS HOLDINGS CO INC
filed 2000-06-07
CIK 838783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10 QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1999

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


The number of shares of the registrant's common stock issued as of November 30, 1999: 26,168,654 shares.


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


                                          CTC COSMETICS HOLDINGS COMPANY, INC.
                                                      BALANCE SHEET
                                          AS OF NOVEMBER 30 AND AUGUST 31, 1999
                                                       (unaudited)


                                                                   November 30,      August 31,
                                                                       1999            1999
                                                                  --------------  --------------


ASSETS

Cash and cash equivalents                                         $           0   $           0

Account receivable from CTC Cosmetics Holdings (BVI) Co. Ltd.           500,000         500,000
Reserve for doubtful account                                           (500,000)       (500,000)
                                                                  --------------  --------------

Investment in CTC Cosmetics Holdings (BVI) Co. Ltd.                     900,000         900,000
Reserve for loss on investment                                         (900,000)       (900,000)

     Total assets                                                 $           0   $           0
                                                                  ==============  ==============


LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                                                  $      24,642   $      24,642
Loans from shareholders                                                   1,979           1,979
Accrued interest on debentures                                           49,097          48,132

     Shareholders' equity
Preferred stock, $.01 par value 10,000,000 shares authorized, no shares issued and outstanding Common stock (par value $.004)
50,000,000 shares authorized; August 31, and November 30,
1999- 26,168,654 shares issued and outstanding                          128,510         128,510
Paid in capital                                                       1,739,045       1,739,045
Retained earnings                                                    (1,943,273)     (1,942,308)
                                                                  --------------  --------------

     Total shareholders' equity                                         (75,718)        (74,753)

Total liabilities and shareholders' equity                        $           0   $           0
                                                                  ==============  ==============



                      The accompanying notes are an integral of part of these financial statements.

                                        2

                                                 CTC COSMETICS HOLDINGS COMPANY, INC.
                                                        STATEMENT OF OPERATIONS
                                           FOR THE QUARTERS ENDED NOVEMBER 30, 1999 AND 1998
                                                              (unaudited)

                                                                   Quarter ended   Quarter ended
                                                                    November 30,    November 30,
                                                                       1999            1998
                                                                  --------------  --------------

Expenses

Professional fees                                                 $           -   $           -
Interest
                                                                            965           7,510
                                                                  --------------  --------------

     Total expenses                                                         965           7,510

Loss from operations before income taxes                                   (965)         (7,510)

Income tax
                                                                              -               -
                                                                  --------------  --------------

Net (loss)                                                        $        (965)  $      (7,510)
                                                                  ==============  ==============


                      The accompanying notes are an integral of part of these financial statements.


                                                           3

                                          CTC COSMETICS HOLDINGS COMPANY, INC.
                                       STATEMENT OF CHANGES IN FINANCIAL POSITION
                                    FOR THE QUARTERS ENDED NOVEMBER 30, 1999 AND 1998
                                                       (unaudited)

                                                                   Quarter ended   Quarter ended
                                                                    November 30,    November 30,
                                                                       1999            1998
                                                                  --------------  --------------

Funds provided from (used for) operations
     Net (loss)                                                   $        (965)  $      (7,510)
Funds provided by (used for) working capital
     Accrued interest                                                       965           7,510

Funds provided from (used for) financing activities
     Debentures 8% converted to stock                                                   500,000
     Reduction of debentures payable                                                   (500,000)
                                                                  --------------  --------------

Net funds provided from (used for) all activities                             0               0

Cash balance at beginning of year                                             0               0
                                                                  --------------  --------------

Cash balance at November 30, 1999                                 $           0   $           0
                                                                  ==============  ==============



                      The accompanying notes are an integral of part of these financial statements.

                                                           4

                                          CTC COSMETICS HOLDINGS COMPANY, INC.
                                            STATEMENT OF SHAREHOLDERS' EQUITY
                                    FOR THE QUARTERS ENDED NOVEMBER 30, 1999 AND 1998
                                                       (unaudited)

                                                           Common Stock           Addition Paid-     Retained
                                                                                    In Capital       Earnings
                                                  ------------------------------  --------------  --------------
                                                      Shares           Amount
                                                  --------------  --------------

Balance at September 1, 1998                         10,168,654   $      64,510   $   1,303,045   $  (1,928,622)

Conversion of debentures to common stock             16,000,000          64,000         436,000

Net (loss)                                                                                               (7,510)
                                                  --------------  --------------  --------------  --------------
Balance at November 30, 1998                         26,168,654   $     128,510   $   1,739,045   $   (1936,132)
                                                  ==============  ==============  ==============  ==============


                                                           Common Stock           Addition Paid-     Retained
                                                                                    In Capital       Earnings
                                                  ------------------------------  --------------  --------------
                                                      Shares           Amount
                                                  --------------  --------------
Balance at September 1, 1999                         26,168,654   $     128,510   $   1,739,045   $  (1,942,308)

Net (loss)                                                                                                 (965)
                                                  --------------  --------------  --------------  --------------
Balance at November 30, 1999                         26,168,654   $     128,510   $   1,739,045   $   (1943,273)
                                                  ==============  ==============  ==============  ==============

                      The accompanying notes are an integral of part of these financial statements.



                      CTC COSMETICS HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED NOVEMBER 30, 1999 AND 1998
                                   (unaudited)


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

In September 1998 Voyager Select IPO Fund, Ltd. converted the debentures outstanding of $500,000 acquiring 16,000,000 shares of common stock based on the average bid and ask prices of common stock ($.03125) as reflected on NASD OTC BB on August 31, 1998. Voyager holds 61.3% of outstanding common stock of the Company.


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