Form 10QSB
period 2000-02-29
CTC COSMETICS HOLDINGS CO INC
filed 2000-07-26
CIK 838783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2000

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                        COMMISSION FILE NUMBER   0-22749
                        ----------------------   -------



                      CTC COSMETICS HOLDINGS COMPANY, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                        87-0415594
----------------------------------             ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


129 Front St., Penthouse Suite, Hamilton HM12 Bermuda   441 296 4545
--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

Westwind Group, Inc. 1745 Westwood Blvd. Los Angeles, Ca.   90024
-----------------------------------------------------------------
Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the post 90 days.
Yes _X_  No____


The number of shares of the registrant's common stock issued as of February 29, 2000: 26,168,654 shares.


Transitional Small Business Disclosure Format (check one): Yes ____ No _X_

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


                           CTC COSMETICS HOLDINGS COMPANY, INC.
                                       BALANCE SHEET
                        AS OF FEBRUARY 29, 2000 AND AUGUST 31,1999
                                        (UNAUDITED)

                                                                      February 29,       August 31,
                                                                          2000              1999
                                                                      ------------      ------------
ASSETS

Cash and cash equivalents                                             $         0       $         0

Account receivable from CTC Cosmetics Holdings (BVI) Co. Ltd.             500,000           500,000
Reserve for doubtful account                                             (500,000)         (500,000)
                                                                      ------------      ------------

Investment in CTC Cosmetics Holdings (BVI) Co. Ltd.                       900,000           900,000
Reserve for loss on investment                                           (900,000)         (900,000)
                                                                      ------------      ------------
     Total assets                                                     $         0       $         0
                                                                      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                      $    24,253       $    24,642
Accrued interest on debentures                                             50,076            48,132
Loans from shareholders                                                     6,432             1,979

     Shareholders' equity
Preferred stock, $.01 par value 10,000,000 shares authorized, no shares issued and outstanding
Common stock (par value $.004) 50,000,000 shares authorized; August 31, 1999 and
  February 29, 2000-26,168,654 shares
  issued and outstanding                                                  128,510           128,510
Paid in capital                                                         1,739,045         1,739,045
Retained earnings                                                      (1,948,316)       (1,942,308)
                                                                      ------------      ------------

     Total shareholders' equity                                           (80,761)          (74,753)
                                                                      ------------      ------------
Total liabilities and shareholders' equity                            $         0       $         0
                                                                      ============      ============


  The accompanying notes are an integral of part of these financial statements.


                                     CTC COSMETICS HOLDINGS COMPANY, INC.
                                            STATEMENT OF OPERATIONS
                        FOR THE SIX MONTH AND QUARTER ENDED FEBRUARY 29, 2000 AND 1999
                                                  (UNAUDITED)

                                                    Six months        Six months
                                                    ended             ended            Quarter ended      Quarter ended
                                                    February          February         February 29,       February 28,
                                                    29, 2000          28, 1999         2000               1999
                                                    -------------     -------------    -------------      -------------
Expenses

Professional fees                                   $      4,064      $          -     $      4,064       $          -
Interest                                                   1,944             8,390              979                880
                                                    -------------     -------------    -------------      -------------

       Total expenses                                      6,008             8,390            5,043                880

Loss from operations before income taxes                  (6,008)           (8,390)          (5,043)              (880)

Income tax                                                     -                 -                -                  -
                                                    -------------     -------------    -------------      -------------

Net (loss)                                          $     (6,008)     $     (8,390)    $     (5,043)      $       (880)
                                                    =============     =============    =============      =============


                 The accompanying notes are an integral of part of these financial statements.


                      CTC COSMETICS HOLDINGS COMPANY, INC.
                   STATEMENT OF CHANGES IN FINANCIAL POSITION
         FOR THE SIX MONTHS AND QUARTER ENDED FEBRUARY 29, 2000 AND 1999
                                   (UNAUDITED)

                                                                                Six months         Quarter          Quarter
                                                           Six months             ended             ended            ended
                                                         ended February        February 28,        February         February
                                                            29, 2000              1999             29, 2000         28, 1999
                                                         -------------        -------------      -------------    -------------

Funds provided from (used for) operations
     Net (loss)                                          $     (6,008)        $     (8,390)      $     (5,043)    $       (880)
Funds provided by (used for) working capital
     Accrued interest                                           1,944               (8,390)               979              880
     Accounts payable                                            (389)                                   (389)
Funds provided from (used for) financing activities
      Loans from shareholders                                   4,453                                   4,453                -
      Debentures 8% converted to stock                                             500,000                                   -
      Reduction of debentures payable                                             (500,000)                                  -
                                                         -------------        -------------      -------------    -------------
Net funds provided from (used for) all activities                   0                    0                  0                0

Cash balance at beginning of year                                   0                    0                  0                0

Cash balance at end of period                            $          0         $          0       $          0     $          0
                                                         =============        =============      =============    =============


                 The accompanying notes are an integral of part of these financial statements.


                                     CTC COSMETICS HOLDINGS COMPANY, INC.
                                       STATEMENT OF SHAREHOLDERS' EQUITY
                              FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000 AND 1999
                                                  (UNAUDITED)

                                                                                         Addition           Retained
                                                           Common Stock              Paid-In Capital        Earnings
                                                   ------------------------------    -----------------    --------------
                                                      Shares           Amount
                                                   -------------     ------------
Balance at September 1, 1998                         10,168,654      $    64,510     $      1,303,045     $  (1,928,622)

Conversion of debentures to common stock             16,000,000           64,000              436,000

Net (loss)                                                                                                       (8,390)
                                                   -------------     ------------    -----------------    --------------

Balance February 28, 1999                            26,168,654      $   128,510     $      1,739,045     $  (1,937,012)
                                                   =============     ============    =================    ==============


                                                                                         Addition           Retained
                                                           Common Stock              Paid-In Capital        Earnings
                                                   ------------------------------    -----------------    --------------
                                                      Shares           Amount
                                                   -------------     ------------
Balance at September 1, 1999                         26,168,654      $   128,510      $     1,739,045     $  (1,942,308)

Net (loss)                                                                                                       (6,008)
                                                   -------------     ------------    -----------------    --------------

Balance February 29, 2000                            26,168,654      $   128,510     $      1,739,045     $  (1,948,316)
                                                   =============     ============    =================    ==============


                The accompanying notes are an integral of part of these financial statements.

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000 AND 1999
                                   (UNAUDITED)


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


2. INVESTMENT IN AND ACCOUNT RECEIVABLE FROM CTC COSMETICS HOLDINGS (BVI) CO.
LTD.

The Company has concluded that the amounts invested in and due from CTC Cosmetics Holdings (BVI) Co. Ltd. are worthless and un-collectable because the assets are held in China and it is not feasable to initiate legal proceedings in China.

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


4. INCOME TAXES

The Company has not recorded any income tax benefits that may arise from losses incurred because there is no assurance of recovery. The Company has a loss carry-forward of approximately $974,186


5. SUBSEQUENT EVENTS

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



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                              NONE

Item 2.  Changes in Securities and Use of Proceeds      NONE

Item 3.  Defaults On Senior Securities                  NONE

Item 4.  Submission of Items to a Vote

On Feruary 22, 2000, the majority shareholder of the Company (61.3%) took a corporate action by a written consent without a meeting by which the majority shareholder removed then existing board of directors and elected new directors. Information Statement of such action on Schedule 14C was sent to the Company's shareholders.

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

                      CTC Cosmetics Holdings Company, Inc.


         Dated: June 5, 2000                 By:    /s/ Riccardo W. Cannaviello
                                                    ---------------------------
                                                    Riccardo W. Cannaviello
                                                    President



         Dated: June 5, 2000                 By:    /s/ Andrew K. Proctor
                                                    ---------------------------
                                                    Andrew K. Proctor
                                                    Chief Financial Officer