Form 10QSB
period 2000-05-31
CTC COSMETICS HOLDINGS CO INC
filed 2000-08-03
CIK 838783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2000

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                        COMMISSION FILE NUMBER   0-22749
                                                 -------



                      CTC COSMETICS HOLDINGS COMPANY, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                      87-0415594
----------------------------------        --------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


129 Front St., Penthouse Suite, Hamilton HM12 Bermuda           441 296 4545
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

Westwind Group, Inc. 1745 Westwood Blvd. Los Angeles, Ca.   90024
-----------------------------------------------------------------
Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the post 90 days.
Yes [X]  No [ ]


The number of shares of the registrant's common stock issued as of May 31, 2000:
261,680 shares.


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


                           CTC COSMETICS HOLDINGS COMPANY, INC.
                                       BALANCE SHEET
                           AS OF MAY 31, 2000 AND AUGUST 31,1999
                                        (UNAUDITED)
                                                                      May 31,       August 31,
                                                                       2000           1999
                                                                    ------------   ------------
ASSETS

Cash and cash equivalents                                           $         0    $         0

Account receivable from CTC Cosmetics Holdings (BVI) Co. Ltd.           500,000        500,000
Reserve for doubtful account                                           (500,000)      (500,000)
                                                                    ------------   ------------

Investment in CTC Cosmetics Holdings (BVI) Co. Ltd.                     900,000        900,000
Reserve for loss on investment                                         (900,000)      (900,000)

     Total assets                                                   $         0    $         0
                                                                    ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                    $    31,589    $    24,642
Accrued interest on debentures                                           51,076         48,132
Loans from shareholders                                                  16,432          1,979

     Shareholders' equity
Preferred stock, $.01 par value 10,000,000 shares authorized, no shares issued and outstanding
Common stock (par value $.004) 50,000,000 shares authorized;
 August 31, 1999 and May 31, 2000-261,680 shares issued and
 outstanding                                                            128,510        128,510
Paid in capital                                                       1,739,045      1,739,045
Retained earnings                                                    (1,966,652)    (1,942,308)
                                                                    ------------   ------------
     Total shareholders' equity                                         (99,097)       (74,753)

Total liabilities and shareholders' equity                          $         0    $         0
                                                                    ============   ============

       The accompanying notes are an integral of part of these financial statements.

                                            2

                                CTC COSMETICS HOLDINGS COMPANY, INC.
                                       STATEMENT OF OPERATIONS
                     FOR THE NINE MONTHS AND QUARTER ENDED MAY 31, 2000 AND 1999
                                             (UNAUDITED)


                                                    Nine           Nine           Quarter        Quarter
                                                    months         months         ended May      ended May
                                                    ended  May     ended May      31, 2000       31, 1999
                                                    31, 2000       31, 1999
                                                    ------------   ------------   ------------   ------------
Expenses

Professional fees                                   $    21,400    $         -    $    17,336    $         -
Interest                                                  2,944          9,328          1,000            938
                                                    ------------   ------------   ------------   ------------

       Total expenses                                    24,344          9,328         18,336            938

Loss from operations before income taxes                (24,344)        (9,328)       (18,336)          (938)

Income tax                                                    -              -              -              -
                                                    ------------   ------------   ------------   ------------

Net (loss)                                          $   (24,344)   $    (9,328)   $   (18,336)   $      (938)
                                                    ============   ============   ============   ============


            The accompanying notes are an integral of part of these financial statements.

                                                 3

                                     CTC COSMETICS HOLDINGS COMPANY, INC.
                                  STATEMENT OF CHANGES IN FINANCIAL POSITION
                          FOR THE NINE MONTHS AND QUARTER ENDED MAY 31, 2000 AND 1999
                                                  (UNAUDITED)


                                                                   Nine months     Nine months       Quarter         Quarter
                                                                  ended May 31,     ended May      ended May        ended May
                                                                       2000         31, 1999        31, 2000         31, 1999
                                                                  -------------   -------------   -------------   -------------
Funds provided from (used for) operations
     Net (loss)                                                   $    (24,344)   $     (9,328)   $    (18,336)   $       (938)
Funds provided by (used for) working capital
     Accrued interest                                                    2,944          (9,328)          1,000             938
     Accounts payable                                                    6,947                           7,336
Funds provided from (used for) financing activities
      Loans from shareholders                                           14,453                          10,000               -
      Debentures 8% converted to stock                                                 500,000                               -
      Reduction of debentures payable                                                 (500,000)                              -
                                                                  -------------   -------------   -------------   -------------

Net funds provided from (used for) all activities                            0               0               0               0

Cash balance at beginning of year                                            0               0               0               0

Cash balance at end of period                                     $          0    $          0    $          0    $          0
                                                                  =============   =============   =============   =============


                 The accompanying notes are an integral of part of these financial statements.

                                                      4

                                     CTC COSMETICS HOLDINGS COMPANY, INC.
                                       STATEMENT OF SHAREHOLDERS' EQUITY
                                FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999
                                                  (UNAUDITED)

                                                           Common Stock           Addition Paid-    Retained
                                                                                   In Capital       Earnings
                                                  -----------------------------   -------------   -------------
                                                     Shares          Amount
                                                  -------------   -------------
Balance at September 1, 1998                        10,168,654    $     64,510    $  1,303,045    $ (1,928,622)

Conversion of debentures to common stock            16,000,000          64,000         436,000

Net (loss)                                                                                              (9,328)
                                                  -------------   -------------   -------------   -------------

Balance May 31, 1999                                26,168,654    $    128,510    $  1,739,045    $ (1,937,950)
                                                  =============   =============   =============   =============


                                                           Common Stock           Addition Paid-    Retained
                                                                                   In Capital       Earnings
                                                  -----------------------------   -------------   -------------
                                                     Shares          Amount
                                                  -------------   -------------
Balance at September 1, 1999                        26,168,654    $    128,510    $  1,739,045    $ (1,942,308)

May 12, 2000 100-for-1 reverse stock split         (25,906,974)

Net (loss)                                                                                             (24,344)
                                                  -------------   -------------   -------------   -------------

Balance May 31, 2000                                26,168,654    $    128,510    $  1,739,045    $ (1,966,652)
                                                  =============   =============   =============   =============


                The accompanying notes are an integral of part of these financial statements.

                                                      5

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999
                                   (UNAUDITED)


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

2. INVESTMENT IN AND ACCOUNT RECEIVABLE FROM CTC COSMETICS HOLDINGS (BVI) CO.
LTD.

The Company has concluded that the amounts invested in and due from CTC Cosmetics Holdings (BVI) Co. Ltd. are worthless and un-collectable because the assets are held in China and it is difficult to initiate legal proceedings in China.


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

As of May 12, 2000 the Company effected a 100-for-1 reverse stock split.


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



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                  NONE

Item 2.  Changes in Securities and Use of Proceeds          NONE

Item 3.  Defaults On Senior Securities                      NONE

Item 4.  Submission of Items to a Vote

As of May 12, 2000, the majority shareholder of the Company (61.3%) took a corporate action by a written consent without a meeting by which the majority shareholders effected a 100-for-1 reverse stock split of the presently issued and outstanding shares of Common Stock of the Company (the "Reverse Stock Split"). The amendment to the Company's Certificate of Incorporation became effective upon filing of the amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State Information Statement on
Schedule 14C of such action was sent of the Company's shareholders.

Item 5.  Other Information         NONE

Item 6
(a)      Exhibits                  NONE
(b)      Reports on Form 8K        NONE

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act Of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CTC Cosmetics Holdings Company, Inc.


         Dated: July 23, 2000              By:  /s/ Riccardo W. Cannaviello
                                                ---------------------------
                                                    Riccardo W. Cannaviello
                                                    President



         Dated: July 23, 2000              By:  /s/ Andrew K. Proctor
                                                ---------------------------
                                                    Andrew K. Proctor
                                                    Chief Financial Officer