Form 10KSB
period 1997-08-31
CTC COSMETICS HOLDINGS CO INC
filed 2000-08-17
CIK 838783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10- KSB



(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended August 31, 1997

(  )     Transition report pursuant of Section 13 or 15(d) of the Securities
         Exchange Act of 1939 for the transition period ____ to______


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


     129 Front Street, Penthouse Suite, Hamilton, HM 12 Bermuda 441 296 4545
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

         Westwind Group, Inc. 1745 Westwood Blvd, Los Angeles, Ca. 90024
         ---------------------------------------------------------------
         Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes _____  No__X__


 The number of shares of the registrant's common stock as of August 31, 1997:
                               10,157,187 shares.

                       Documents Incorporated by Reference
                                See Exhibit Index

   Transitional Small Business Disclosure Format (check one): Yes ____ No __X__

                           FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THE 1995 ACT SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

                                     PART I

Item 1. Description of Business

CTC Cosmetics Holdings Company, Inc. (the "Company") was incorporated in the State of Delaware on October 13, 1987 under the name "Westwind Group, Inc." and was engaged in the business of producing and distributing motion pictures and television movies. The Company's activities had diminished during the last several years due to various causes including changes in market conditions for small, independent film production companies and increased competition from cable television networks.

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

Under the relevant terms of the Agreement, the Registrant undertook a reverse split of its common stock, whereby 1 share of common stock was issued in exchange for 12.93 shares of common stock. Immediately prior to the share exchange, there were approximately 500,000 post-reverse split shares of the Registrant's common stock issued and outstanding. Pursuant to the terms of the Agreement for Divisive Reorganization, which was also executed at the Closing, the Registrant's two existing subsidiaries were spun off from the Company to its majority shareholders in exchange for such majority shareholders' cancellation of a total of 960,912 pre-split shares of common stock of the Registrant. As a result of the acquisition, there were approximately 9,500,000 shares of Common Stock issued and outstanding. Following the reorganization, the Company changed its name to "CTC Cosmetics Holdings Company, Inc." and filed the amendment to its Certificate of Incorporation to effect such change.

Upon the Closing the Registrant had two wholly owned subsidiaries which were CTC Cosmetics Holding (BVI) Co. Ltd. and Cao Tain Cosmetic Holdings Limited (the "Operating subsidiary") that developed, manufactured and marketed skin and hair care products, cosmetics, and cosmetic related chemical ingredients primarily for sale in the People's Republic of China.

Subsequent to the signing of the Agreement and exchange of shares for CTC Cosmetics Holding (BVI) Co. Ltd. and Cao Tain Cosmetic Holdings Limited the Directors of the Company breached their fiduciary duty to the shareholders of the Company by failing to provide current financial information of the Company, failure to respond to shareholders' inquiries and failure to comply with the disclosure requirements of the Securities Exchange Act of 1934 by non-filing of the required periodic and annual reports.

Concurrent with the March 21, 1997, Agreement and Plan of Reorganization, CTC Cosmetics Holdings Company, Inc. sold $500,000 of 8% convertible debentures due March 31, 1998 to Voyager Select IPO Fund, Ltd. ("Voyager"). The principal amount of the debentures was convertible at any time, at the option of Voyager, at a conversion price equal to the lower of 50% of the average closing bid price of common stock for 5 business days immediately preceding the conversion date or $2.50 per share. Voyager received warrants to purchase 50,000 shares of common stock at the date of exercise. The warrants could be exercised at any time.

During fiscal year 1998 Voyager converted the debentures and warrants acquiring 16,000,000 shares of common stock. As of January 21, 2000 Voyager held 61.3% of outstanding common stock of the Company. On February 22, 2000 the Board of Directors were removed and replaced by new Directors.

In May, 2000, Voyager, the majority shareholder of the Company (61.3%) took a corporate action by a written consent without a meeting by which the majority shareholders effected a 100-for-1 reverse stock split of the presently issued and outstanding shares of Common Stock of the Company (the "Reverse Stock Split"). The amendment to the Company's Certificate of Incorporation became effective upon filing of the amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State. Information Statement on
Schedule 14C of such action was sent of the Company's shareholders.

The Company's Board of Directors is currently considering alternative businesses opportunities for the Company.


Item 2.  Description of Property

The Company does not lease or own any properties. The Company is sharing the offices of Voyager on as needed basis at no charge to the Company.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company are subject.

Item 4. Submission of Matters to a Vote of Security Holders

None in fiscal 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

        The Company's Common Stock has been listed on the Bulletin Board of the NASD's over-the-counter market ("OTCBB")under the symbol CTHI, since March, 1997, but has been traded only sporadically. The closing bid price of the Company's Common stock ranged between $0.10 and $0.03 in fiscal 1999. The Company's Common Stock was delisted from the OTCBB in 1999, because the Company was not current in its reporting requirements. The Company's Common Stock is listed on so called "pink sheets" but there has been no activity and therefore no price history is available.

As of April 30, 2000, there were approximately 720 record holders of the Company's Common Stock. The Company effected a 100-for-1 reverse split of its Common Stock in May, 2000, which reverse stock split did not affect the number of the Company's shareholders.

DIVIDEND POLICY
---------------

        The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


There has been no activity in the Company's operations; see Financial
Statements.


ITEM 7. FINANCIAL STATEMENTS

Independent Auditors' Report of William D. Lindberg.........................F-1

Consolidated Balance Sheets as of August 31, 1997...........................F-4

Consolidated Statements of Operations for the years ended August 31,
     1997...................................................................F-5

Consolidated Statements of Stockholders' Equity for the year ended
     August 31, 1997........................................................F-6

Consolidated Statements of Cash Flows for the year ended August 31,
     1997...................................................................F-7

Notes to Consolidated Financial Statements..................................F-8

                               WILLIAM D. LINDBERG
                           CERTIFIED PUBLIC ACCOUNTANT
                               1034 CLIPPER COURT
                              COSTA MESA, CA. 92627



To the Board of Directors and Stockholders of CTC Cosmetics Holdings Company, Inc.

I have audited the accompanying balance sheet of CTC Cosmetics Holdings Company, Inc. (a Delaware corporation), as of August 31, 1997, and the related statements of operations, shareholders' equity, and changes in financial position for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

During the year the Company spun off its two subsidiaries, effected a reverse split of it common stock, acquired CTC Cosmetics Holdings (BVI) Co. Ltd. (that held a cosmetic company located in Shanghai, China) and changed its name from The Westwind Group, Inc. to CTC Cosmetics Holdings Company, Inc. The Company's headquarters were moved to Shanghai, China. As part of the Plan of Reorganization a new Board of Directors were appointed. The newly appointed directors were comprised of Chinese nationals based at the Company's headquarters. The Chinese directors failed to provide financial information, respond to shareholders' inquiries and to comply with the disclosure requirements of the Securities Exchange Act of 1934 by non-filing of the required periodic and annual reports. The Company has reflected the result of these events in the financial statements.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CTC Cosmetics Holdings Company, Inc., as of August 31, 1997 and the results of its operations, stockholders' equity and its changes in financial position for the year ended August 31, 1997 in conformity with generally accepted accounting principles.


/s/ William D. Lindberg

William D. Lindberg
March 22, 2000
Costa Mesa, Ca.

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                                  BALANCE SHEET
                              AS OF AUGUST 31, 1997


                                                                      August 31,
                                                                            1997
                                                                    ------------
ASSETS


Cash and cash equivalents                                           $         0

Account receivable from CTC Cosmetics Holdings (BVI) Co. Ltd            500,000
Reserve for doubtful account                                           (500,000)

Investment in CTC Cosmetics Holdings (BVI) Co. Ltd.                     900,000
Reserve for loss on investment                                         (900,000)
                                                                    ------------
     Total assets                                                   $         0
                                                                    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                    $    20,467
Accrued interest on debentures                                           17,700
Debentures payable                                                      500,000

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value 10,000,000
  shares authorized, no shares issued
  and outstanding Common stock (par value $.004)
  50,000,000 shares authorized; August 31, 1997 -
  10,157,187 shares issued and outstanding                               64,467
Paid in capital                                                       1,283,088
Retained earnings                                                    (1,885,722)
                                                                    ------------
     Total shareholders' equity                                        (538,167)
                                                                    ------------
Total liabilities and shareholders' equity                          $         0
                                                                    ============


  The accompanying notes are an integral of part of these financial statements.

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                             STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED AUGUST 31, 1997


                                                                      Year ended
                                                                 August 31, 1997
                                                                 ---------------
Expenses

Professional fees                                                   $   334,142
Interest                                                                 17,700
                                                                    ------------
Loss from operations before income taxes                               (351,842)

Income taxes                                                                  -
                                                                    ------------
Net (loss) from operations                                             (351,842)

Extraordinary items
     Un-collectable from CTC Cosmetics Holdings (BVI) Co. Ltd.         (500,000)
     Loss on investment in CTC Cosmetics Holdings (BVI) Co. Ltd.       (900,000)
                                                                    ------------
Net income (loss)                                                   $(1,751,842)
                                                                    ============




   The accompanying notes are an integral part of these financial statements.

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                   STATEMENT OF CHANGES IN FINANCIAL POSITION
                       FOR THE YEAR ENDED AUGUST 31, 1997



                                                              For the year ended
                                                                 August 31, 1997

Funds provided from (used for) operations
     Net (loss)                                                   $  (1,751,842)

Funds provided by (used for) working capital
     Accounts payable                                                    20,467
     Accrued interest                                                    17,700

Funds provided from (used for) financing activities Exchange of 9,000,000 common shares for all of the issued and
    outstanding shares of CTC Cosmetics Holdings (BVI) Co. Ltd.
    (50,000 shares)                                                     900,000
  Debentures 8% convertible                                             500,000
  Proceeds from stock issued for services                               313,675
                                                                    ------------
Net funds provided from (used for) all activities                             0

Cash balance at beginning of year                                             0
                                                                    ------------
Cash balance at end of year                                         $         0
                                                                    ============



   The accompanying notes are an integral part of these financial statements.


                                     CTC COSMETICS HOLDINGS COMPANY, INC.
                                       STATEMENT OF SHAREHOLDERS' EQUITY
                                      FOR THE YEAR ENDED AUGUST 31, 1997

                                                                                    Additional
                                                           Common Stock               Paid-In          Retained
                                                      Shares           Amount         Capital          Earnings
                                                   -------------   -------------   -------------   -------------
Balance September 1, 1996                             7,422,768    $     29,691    $    124,098    $     78,277

Two existing subsidiaries spun off to its
majority shareholders in exchange for
cancellation of a total of 960,912 pre-
split shares of common stock                           (960,912)         (3,844)        (16,065)       (212,157)
                                                   -------------   -------------   -------------   -------------
Total shares before reverse stock split               6,461,856          25,847         108,033        (133,880)

Reverse stock split, 1 share of common
stock was exchanged for 12.93 new
shares                                                  502,387          25,847         108,033        (133,880)

Issued 9,000,000 shares of common
stock to acquire all the issued and
outstanding shares of CTC Cosmetics
Holdings (BVI) Co., Ltd. 50,000 shares                9,000,000          36,000         864,000

Issued 600,000 shares of common stock
in connection with advisory corporate
and financial consulting services                       600,000           2,400          57,600

Issued 55,600 shares of common stock
in connection with consulting services
agreement                                                55,600             220         253,455

Net (loss)                                                                                           (1,751,842)
                                                   -------------   -------------   -------------   -------------
Balance at August 31, 1997                           10,157,987    $     64,467    $  1,283,088    $ (1,885,722)
                                                   =============   =============   =============   =============



   The accompanying notes are an integral part of these financial statements.

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED AUGUST 31, 1997


1. GENERAL

CTC Cosmetics Holdings Company, Inc. (the "Company") was incorporated in the State of Delaware and was engaged in the business of producing and distributing motion pictures and television movies until March 21, 1997. The Company's activities had diminished during the last several years due to various causes including changes in market conditions for small, independent film production companies and increased competition from cable television networks.

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

Upon the Closing the Registrant had one wholly owned subsidiary which was CTC Cosmetics Holding (BVI) Co. Ltd. CTC Cosmetics Holdings (BVI) Co. Ltd. held an investment in Cao Tain Cosmetic Holdings Limited (the "Operating subsidiary") that developed, manufactured and marketed skin and hair care products, cosmetics, and cosmetic related chemical ingredients primarily for sale in the People's Republic of China.

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


3. STOCK ISSUED

As discussed in Note 1 above the Company received all of the issued and outstanding shares of CTC Cosmetics Holdings (BVI) Co. Ltd. (50,000 shares) as of March 21, 1997, in exchange for 9,000,000 shares of the Company. The Company valued such shares based on the average of the closing bid and ask prices of the Company's common stock ($0.10) as reflected on NASDAQ on March 31, 1997.

The valuation of the 600,000 shares of common stock, issued in connection with advisory corporate and financial consulting services, was based on the average of the closing bid and ask prices of the common stock ($0.10) as reflected on NASDAQ on March 31, 1997.

The valuation of the 55,600 shares of common stock, issued in connection with corporate consulting services, was based on the average bid and ask prices of the common stock ($4.5625) as reflected on NASDAQ on April 21, 1997.


4. INCOME TAXES

The Company has not recorded any income tax benefits that may arise from losses incurred because there is no assurance of recovery. The Company has a loss carry-forward of approximately $834,142.


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

ITEM 8. CHANGES IN AN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Because the prior Board of Directors (as discussed in Item 1. Business) did not take any action in appointing accountants, the current Board of Directors have appointed William D. Lindberg as accountant and auditor. The Company is not aware of any disagreement with accountants on accounting and financial disclosure subsequent to the new Board of Directors assuming office.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

        The officers and directors of the Company, their ages and present positions held with the Company are as follows:

    NAME                  AGE              POSITIONS WITH THE COMPANY

Riccardo Cannavielo        41              President and Director

Andrew K. Proctor          42              Chairman, Chief Financial Officer and
                                           Director

Paul D. Lemmon             38              Secretary and Director

ANDREW K. PROCTOR, age 42, Director, Chairman and Chief Financial Officer of the Company since February, 2000. Mr. Proctor is a Managing Director of VOYAGER Management (Bermuda), LTD. and VOYAGER Financial Services LTD. Mr. Proctor is a graduate economist with a B.A. from the University of Southern California, an M.A. from the Peter F. Drucker Graduate Management Center at the Claremont Graduate School, and an M.B.A. in Finance from the Anderson Graduate School of Management at UCLA. Mr. Proctor's corporate affiliations include the Voyager Group of Companies in Bermuda, and Jess Kent & Co., Inc. a merchant banking group specializing in the analysis and restructuring of middle market companies. He is the past Chairman of the Board of Property Secured Investments, Inc., an emerging public Real Estate Investment Trust, and the Dean's Alumni Advisory Council at the Peter F. Drucker Graduate Management Center at the Claremont Graduate School. His early career experience was garnered as a Vice President of Dominick & Dominick, Inc. and Lehman Brothers, Kuhn Loeb.

PAUL D. LEMMON, age38, Director and Vice President and Secretary of the Company since February, 2000. Mr. Lemmon is a Managing Director of VOYAGER Management (Bermuda), LTD. and VOYAGER Financial Services LTD. From March 1993 to May 1996, Mr. Lemmon was an Officer of Butterfield Corporate Services, LTD., a subsidiary of the Bank of Butterfield, Bermuda. Mr. Lemmon was responsible for business development at Butterfield Corporate Services, LTD. where his responsibilities included the development, administration and custody of third party sponsored investment companies, mutual funds, and partnerships. From 1988 to 1993, Mr. Lemmon was President of Yorkhill Financial Services, Inc., an investment and merchant banking company in New Brunswick, Canada. Mr. Lemmon serves on the board of directors of several companies, including mutual fund companies. He received a Bachelor of Science in Geology from Mount Allison University and was educated at the Universite de Strasbourg, France and the Canadian Securities Institute. Mr. Lemmon is also the holder of the Certified Investment Manager designation. Mr. Lemmon has served as a member of the International Marketing Committee of the Bermuda International Business Association and on the International Committee of the US Managed Futures Association. Trade Class Strategy.

RICCARDO W. CANNAVIELLO, age 41, Director and President of the Company since February, 2000. Mr. Cannaviello is currently a principal of Dianne O.Cosmetics, with primary responsibility for enterprise development, strategy, systems, and administration. Mr. Cannaviello is a graduate economist with a B. A. from Stanford University, and an M.B.A.from the Anderson Graduate School of Management at UCLA. From March 1993 to March 1997, Mr. Cannaviello was responsible for new business development and project evaluation at Millennium Capital Partners, an international corporate finance firm specializing in cross-border IPO advisory services. From 1988 to 1993, he was a principal of R.C.R. International Business Consulting, where he provided cross-border acquisition and market development consulting services to European companies. From 1984 to 1988, Mr. Cannaviello served a loan officer in the Real Estate Industries Group of Wells Fargo Bank, where he managed a corporate real estate loan portfolio in excess of $200 million. From 1980 to 1984, Mr. Cannaviello was an international credit officer in the International Banking Group of Wells Fargo Bank.


ITEM 10. EXECUTIVE COMPENSATION

         There is no information available as to what cash compensation was paid by the Company to its Chinese executive officers in fiscal 1997, and whether such compensation exceeded $100,000 per fiscal year. Current officers have not received any compensation for their services for fiscal 1999.

COMPENSATION OF DIRECTORS

         There is no information available as to whether any of the Company's Chinese directors received any type of compensation in conjunction with their services as directors. The Company's current directors will be reimbursed for their out-of-pocket expenses, if any, for attending Board of Directors meetings.

ITEM 10.   SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      PRINCIPAL STOCKHOLDERS, DIRECTORS AND OFFICERS. The following table sets forth the beneficial ownership of the Company's Common Stock, as of July 30, 2000, by (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (ii) each current and nominee director and officer of the Company, and (iii) all current directors and executive officers of the Company as a group. The information set forth in the table and accompanying footnotes has been furnished by the named beneficial owners. An asterisk denotes beneficial ownership of less than 1%.

                                                 Amount of
Name and                                         Beneficial          Percent of
Address                                          Ownership             Class
-------                                          ---------             -----

Voyager Select IPO Fund, Ltd. (1)               16,000,000 (1)         61.3%


Andrew K. Proctor (2)                                    0 (2)            0%
Chief Financial Officer and Director


Paul D. Lemmon (3)                                       0 (3)            0%
Vice President, Secretary and Director


Riccardo W. Cannaviello (4)                              0                0%
President and Director


Paul K.W. Tso (5)                                5,127,300             19.6%
Former Chairman of the Board
of Directors and Chief Executive
Officer

Mark K.W. Lee (5)                                1,397,700             5.35%
Former Vice-Chairman,  President
and Secretary

Li Wai Zen, Former Director (5)                          0                0%

Shaw Shui, Former Director (5)                           0                0%

Hao Kwoi Fong, Former Director (5)                       0                0%

All Current Directors and Officers
as a Group (3 persons)                                   0                0%
-------------------------------


As used in this table, "beneficial ownership"is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to the Company's knowledge the stockholders named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(1) The address for Voyager is 129 Front Street, Penthouse Suite, Hamilton, HM 12 Bermuda.
(2)(3) Messrs. Proctor and Lemmon are the Managing Directors of Voyager. They both disclaim any beneficial ownership of the Common Stock of the company held by Voyager.
(4)       C/o 129 Front Street, Penthouse Suite, Hamilton, HM 12 Bermuda.
(5) The address of this person is No. 80 Liu Tuang Road Pudong, Shanghai, China. Each of the former officers and/or directors has been removed from their respective offices on February 22, 2000.


     The percentage of beneficial ownership is based upon 26,168,654 shares of Common Stock outstanding as of April 30, 2000, which number of shares has not been adjusted to reflect the 100-for-1 reverse stock split of the Company effected in May, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits.
              ---------
          The following exhibits of the Company are included herein.

2.1       Plan of Reorganization dated as of March 21, 1997.*

3.1       Articles of Incorporation of Westwind Group, Inc., a Delaware
          Corporation*

3.2 Certificate of Amendment of Articles of Incorporation changing the Name and effecting a stock split

3.3 Certificate of Amendment of Articles of Incorporation effecting a 100-for-1 stock split

3.4       Certificate of Revival

3.5       By-Laws of CTC Cosmetics Holding Company, Inc.*

21.       Subsidiaries of the Registrant*

------------

* Previously filed with the Commission.

          (b)    Reports on Form 8-K
                 -------------------

                 Forms 8-K and 8-K/A filed in Fiscal 1997

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2000.


                                            CTC Cosmetics Holdings Company, Inc.

 Dated: July 30, 2000                       By: /s/ Riccardo W. Cannaviello
                                               ---------------------------------
                                               Riccardo W. Cannaviello
                                               President



 Dated: July 30, 2000                       By: /s/ Andrew K. Proctor
                                                -------------------------------
                                                Andrew K. Proctor
                                                Chief Financial Officer