Form 10KSB
period 1998-08-31
CTC COSMETICS HOLDINGS CO INC
filed 2000-08-17
CIK 838783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB



(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended August 31, 1998

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


 The number of shares of the registrant's common stock as of August 31, 1998:
                               10,157,187 shares.

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


ITEM 7. FINANCIAL STATEMENTS

Independent Auditors' Report of William D. Lindberg.........................F-1

Consolidated Balance Sheets as of August 31, 1998...........................F-4

Consolidated Statements of Operations for the years ended August 31,
     1997 and 1998..........................................................F-5

Consolidated Statements of Stockholders' Equity for the years ended
     August 31, 1997 and 1998...............................................F-6

Consolidated Statements of Cash Flows for the years ended August 31,
     1997 and 1998..........................................................F-7

Notes to Consolidated Financial Statements..................................F-8

                               WILLIAM D. LINDBERG
                           CERTIFIED PUBLIC ACCOUNTANT
                               1034 CLIPPER COURT
                              COSTA MESA, CA. 92627



To the Board of Directors and Stockholders of CTC Cosmetics Holdings Company, Inc.

I have audited the accompanying balance sheet of CTC Cosmetics Holdings Company, Inc. (a Delaware corporation), as of August 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and changes in financial position for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

During the year the Company spun off its two subsidiaries, effected a reverse split of it common stock, acquired CTC Cosmetics Holdings (BVI) Co. Ltd. (that held a cosmetic company located in Shanghai, China) and changed its name from The Westwind Group, Inc. to CTC Cosmetics Holdings Company, Inc. The Company's headquarters were moved to Shanghai, China. As part of the Plan of Reorganization a new Board of Directors were appointed. The newly appointed directors were comprised of Chinese nationals based at the Company's headquarters. The Chinese directors failed to provide financial information, respond to shareholders' inquiries and to comply with the disclosure requirements of the Exchange act of 1934 by non-filing of the required periodic and annual reports. The Company has reflected the result of these events in the financial statements.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CTC Cosmetics Holdings Company, Inc., as of August 31, 1998 and 1997, and the results of its operations, shareholders' equity and its changes in financial position for the years then ended in conformity with generally accepted accounting principles.


/s/ William D. Lindberg

William D. Lindberg
March 22, 2000
Costa Mesa, Ca.

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                                  BALANCE SHEET
                         AS OF AUGUST 31, 1998 AND 1997

                                                                  August 31,     August 31,
                                                                    1998            1997
ASSETS

Cash and cash equivalents                                       $         0     $         0

Account receivable from CTC Cosmetics Holdings (BVI) Co.            500,000         500,000
Ltd.
Reserve for doubtful account                                       (500,000)       (500,000)

Investment in CTC Cosmetics Holdings (BVI) Co. Ltd.                 900,000         900,000
Reserve for loss on investment                                     (900,000)       (900,000)


     Total assets                                               $         0     $         0
                                                                ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                                                $    23,222     $    20,467
Accrued interest on debentures                                       17,700
                                                                                     37,845
Debentures payable                                                  500,000         500,000

     Shareholders' equity
Preferred stock, $.01 par value 10,000,000 shares
  authorized, no shares issued and outstanding
Common stock (par value $.004) 50,000,000 shares authorized;
  August 31, 1998-10,168,654 and 1997-10,157,987
  shares issued and outstanding                                      64,510          64,467
Paid in capital                                                   1,303,045       1,283,088
Retained earnings                                                (1,928,622)     (1,885,722)

     Total shareholders' equity                                    (561,067)       (538,167)

Total liabilities and shareholders' equity                      $         0     $         0
                                                                ============    ============


The accompanying notes are an integral of part of these financial statements.


                      CTC COSMETICS HOLDINGS COMPANY, INC.
                             STATEMENT OF OPERATIONS
                   FOR THE YEAR ENDED AUGUST 31, 1998 AND 1997

                                                                 Year ended      Year ended
                                                               August 31, 1998 August 31, 1997
Expenses

Professional fees                                               $     2,755     $   334,142
Interest                                                             40,145          17,700

Loss from operations before income taxes                            (42,900)       (351,842)

Income tax                                                                -               -

Net (loss) from operations                                          (42,900)       (351,842)

Extraordinary items
  Un-collectable from CTC Cosmetics Holdings (BVI) Co. Ltd.                        (500,000)
Ltd.
  Loss on investment in CTC Cosmetics Holdings (BVI) Co. Ltd                       (900,000)

                                                                $   (42,900)    $(1,751,842)
                                                                ============    ============




The accompanying notes are an integral of part of these financial statements.


                      CTC COSMETICS HOLDINGS COMPANY, INC.
                   STATEMENT OF CHANGES IN FINANCIAL POSITION
                   FOR THE YEAR ENDED AUGUST 31, 1998 AND 1997

                                                            For the year ended    For the year ended
                                                              August 31, 1998      August 31, 1997
Funds provided from (used for) operations
     Net (loss)                                                $   (42,900)         $(1,751,842)
Funds provided by (used for) working capital
     Accounts payable                                                2,755               20,467
     Accrued interest                                               20,145               17,700
Funds provided from (used for) financing activities
     Exchange of 9,000,000 common shares for all of the
       issued and outstanding shares CTC Cosmetics Holdings
       (BVI) Co. Ltd. (50,000 shares)                                    -              900,000
     Debentures 8% convertible                                           -              500,000
     Proceeds from stock issued for services                             -              313,675
     Proceeds from stock issued of interest                         20,000                    -

Net funds provided from (used for) all activities                        0                    0

Cash balance at beginning of year                                        0                    0

Cash balance at end of year                                    $         0          $         0
                                                               ============         ============



The accompanying notes are an integral of part of these financial statements.


                      CTC COSMETICS HOLDINGS COMPANY, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE YEAR ENDED AUGUST 31, 1998 AND 1997

                                                    Common Stock               Addition
                                                                               Paid-In         Retained
                                                 Shares        Amount          Capital         Earnings
Balance September 1, 1996                      7,422,768     $    29,691     $   124,098     $    78,277

Two existing subsidiaries spun off to its
majority shareholders in exchange for
cancellation of a total of 960,912 pre-
split shares of common stock                    (960,912)         (3,844)        (16,065)       (212,157)
Total shares before reverse stock split        6,461,856          25,847         108,033        (133,880)
                                               ==========    ============    ============    ============
Reverse stock split, 1 share of common
stock was exchanged for 12.93 new
shares                                           502,387          25,847         108,033        (133,880)

Issued 9,000,000 shares of common
stock to acquire all the issued and
outstanding shares of CTC Cosmetics
Holdings (BVI) Co., Ltd. 50,000 shares         9,000,000          36,000         864,000

Issued 600,000 shares of common stock
in connection with advisory corporate
and financial consulting services                600,000           2,400          57,600

Issued 55,600 shares of common stock
in connection with consulting services
agreement                                         55,600             220         253,455

Net (loss)                                                                                    (1,751,842)

Balance at August 31, 1997                    10,157,987          64,467       1,283,088      (1,885,722)

Issued 10,667 shares of common stock
in connection with interest owed                  10,667              43          19,957

Net (loss)                                                                                       (42,900)

Balance at August 31, 1998                    10,168,654     $    64,510     $ 1,303,045     $(1,928,622)
                                              ===========    ============    ============    ============


The accompanying notes are an integral of part of these financial statements.

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEAR ENDED AUGUST 31, 1998 AND 1997

1. GENERAL

CTC Cosmetics Holdings Company, Inc. (the "Company") is incorporated in the State of Delaware and was engaged in the business of producing and distributing motion pictures and television movies until March 21, 1997.

The Company's Board of Directors considered alternative business opportunities and on March 21, 1997 signed an Agreement and Plan of Reorganization (the "Agreement") whereby the Registrant acquired all of the issued and outstanding shares of CTC Cosmetics Holdings (BVI) Co., Ltd., a British Virgin Islands corporation ("CTC Cosmetics") in exchange for the issuance by the Registrant of 9,000,000 post- split shares of restricted common stock to CTC Cosmetics shareholders pursuant to the Agreement dated March 21, 1997, by and between the Registrant and CTC Cosmetics.

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

2. INVESTMENT IN AND ACCOUNT RECEIVABLE FROM CTC COSMETICS HOLDINGS (BVI) CO.
LTD.

The Company has concluded that the amounts invested in and due from CTC Cosmetics Holdings (BVI) Co. Ltd. are worthless and un- collectable for financial reporting purposes. It is difficult and expensive to initiate legal proceedings in China. However, the Company is continuing to explore other possible means of securing assets or payment relative to this matter.


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


4. INCOME TAXES

The Company has not recorded any income tax benefits that may arise from losses incurred because there is no assurance of recovery. The Company has a loss carry-forward of approximately $836,897.


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


ITEM 10. EXECUTIVE COMPENSATION

         There is no information available as to what cash compensation was paid by the Company to its Chinese executive officers in fiscal 1998, and whether such compensation exceeded $100,000 per fiscal year. Current officers have not received any compensation for their services for fiscal 1999.

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

2.1       Plan of Reorganization dated as of March 21, 1997.*

3.1       Articles of Incorporation of Westwind Group, Inc., a Delaware
          Corporation*

3.2 Certificate of Amendment of Articles of Incorporation changing the Name and effecting a stock split*

3.3 Certificate of Amendment of Articles of Incorporation effecting a 100-for-1 stock split*

3.4       Certificate of Revival*

3.5       By-Laws of CTC Cosmetics Holding Company, Inc.*

21.       Subsidiaries of the Registrant*

------------

* Previously filed with the Commission.

          (b)    Reports on Form 8-K
                 -------------------

                None filed in Fiscal 1997

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