Form 10KSB
period 1999-08-31
CTC COSMETICS HOLDINGS CO INC
filed 2000-08-17
CIK 838783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-KSB



(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended August 31, 1999

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


 The number of shares of the registrant's common stock as of August 31, 1999:
                               10,157,187 shares.

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


ITEM 7. FINANCIAL STATEMENTS

Independent Auditors' Report of William D. Lindberg.........................F-1

Consolidated Balance Sheets as of August 31, 1999...........................F-4

Consolidated Statements of Operations for the years ended August 31,
     1997, 1998 and 1999....................................................F-5

Consolidated Statements of Stockholders' Equity for the years ended
     August 31, 1997, 1998 and 1999.........................................F-6

Consolidated Statements of Cash Flows for the years ended August 31,
     1997, 1998 and 1999....................................................F-7

Notes to Consolidated Financial Statements..................................F-8

WILLIAM D. LINDBERG
CERTIFIED PUBLIC ACCOUNTANT
1034 CLIPPER COURT
COSTA MESA, CA. 92627



To the Board of Directors and Stockholders of CTC Cosmetics Holdings Company, Inc.

I have audited the accompanying balance sheet of CTC Cosmetics Holdings Company, Inc. (a Delaware corporation), as of August 31, 1999 and 1998, and the related statements of operations, shareholders' equity, and changes in financial position for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

During the year ended August 31, 1997 the Company spun off its two subsidiaries, effected a reverse split of it common stock, acquired CTC Cosmetics Holdings
(BVI) Co. Ltd. (that held a Chinese cosmetic company located in Shanghai) and changed its name from The Westwind Group, Inc. to CTC Cosmetics Holdings Company, Inc. The Company's headquarters were moved to Shanghai, China. The newly elected Board of Directors was all Chinese nationals based at the Company's headquarters. The Chinese Directors failed to provide financial information, respond to shareholders' inquiries and to comply with the disclosure requirements of the Exchange act of 1934 by non-filing of the required periodic and annual reports. The Company has reflected the result of these events in the financial statements.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CTC Cosmetics Holdings Company, Inc., as of August 31, 1999 and 1998, and the results of its operations, shareholders' equity and its changes in financial position for the years then ended in conformity with generally accepted accounting principles.


/s/ William D. Lindberg

William D. Lindberg
March 22, 2000
Costa Mesa, Ca.


                      CTC COSMETICS HOLDINGS COMPANY, INC.
                                  BALANCE SHEET
                         AS OF AUGUST 31, 1999 AND 1998


                                                              August 31,     August 31,
                                                                1999            1998
ASSETS


Cash and cash equivalents                                   $         0     $         0

Account receivable from CTC Cosmetics Holdings (BVI) Co.        500,000         500,000
Ltd.
Reserve for doubtful account                                   (500,000)       (500,000)

Investment in CTC Cosmetics Holdings (BVI) Co. Ltd.             900,000         900,000
Reserve for loss on investment                                 (900,000)       (900,000)

     Total assets                                           $         0     $         0
                                                            ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                                            $    24,642     $    23,222
Loans from shareholders                                           1,979               -
Accrued interest on debentures                                   48,132          37,845
Debentures payable                                                    -         500,000

     Shareholders' equity
Preferred stock, $.01 par value 10,000,000 shares
  authorized, no shares issued and outstanding
Common stock (par value $.004) 50,000,000 shares
  authorized; August 31, 1999-26,168,654 and
  1998-10,168,654 shares issued and outstanding                 128,510          64,510
Paid in capital                                               1,739,045       1,303,045
Retained earnings                                            (1,942,308)     (1,928,622)

     Total shareholders' equity                                 (74,753)       (561,067)

Total liabilities and shareholders' equity                  $         0     $         0
                                                            ============    ============



The accompanying notes are an integral of part of these financial statements.

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                             STATEMENT OF OPERATIONS
                   FOR THE YEAR ENDED AUGUST 31, 1999 AND 1998


                                                   Year ended     Year ended
                                                August 31, 1999  August 31, 1998
                                                   =========      =========
Expenses

Professional fees                                  $  3,399       $  2,755
Interest                                             10,287         40,145

       Total expenses                                13,686         42,900

Loss from operations before income taxes            (13,686)       (42,900)

Income tax                                                -              -

Net (loss)                                         $(13,686)      $(42,900)
                                                   =========      =========










The accompanying notes are an integral of part of these financial statements.

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                   STATEMENT OF CHANGES IN FINANCIAL POSITION
                   FOR THE YEAR ENDED AUGUST 31, 1999 AND 1998

                                                           For the year ended
                                                        August 31,    August 31,
                                                           1999          1998

Funds provided from (used for) operations
     Net (loss)                                         $       0     $ (42,900)
                                                                        (13,686)
Funds provided by (used for) working capital
     Accounts payable                                       1,420         2,755
     Accrued interest                                      10,287        20,145
     Shareholder loans                                      1,979             0

Funds provided from (used for) financing activities
      Proceeds of stock issued for interest                     0        20,000
      Debentures 8% converted to stock                    500,000             -
      Reduction of debentures payable                    (500,000)            -

Net funds provided from (used for) all activities               0             0

Cash balance at beginning of year                               0             0

Cash balance at end of year                             $       0     $       0
                                                        ==========    ==========





The accompanying notes are an integral of part of these financial statements.


                      CTC COSMETICS HOLDINGS COMPANY, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE YEAR ENDED AUGUST 31, 1999, 1998 AND 1997

                                                                                Additional
                                                       Common Stock               Paid-In          Retained
                                                   Shares         Amount          Capital         Earnings

Balance September 1, 1996                         7,422,768     $    29,691     $   124,098     $    78,277

Two existing subsidiaries spun off to its
majority shareholders in exchange for
cancellation of a total of 960,912 pre-split       (960,912)         (3,844)        (16,065)       (212,157)
shares of common stock
Total shares before reverse stock split           6,461,856          25,847         108,033        (133,880)
                                                 ===========    ============    ============    ============

Reverse stock split, 1 share of common
stock was exchanged for 12.93 new shares            502,387          25,847         108,033        (133,880)

Issued 9,000,000 shares of common stock
to acquire all the issued and outstanding
shares of CTC Cosmetics Holdings (BVI)
Co., Ltd. 50,000 shares                           9,000,000          36,000         864,000

Issued 600,000 shares of common stock in
connection with advisory corporate and
financial consulting services                       600,000           2,400          57,600

Issued 55,600 shares of common stock in
connection with consulting services
agreement                                            55,600             220         253,455

Net (loss)                                       (1,751,842)

Balance at August 31, 1997                       10,157,987          64,467       1,283,088     (1,885,722)


Issued 10,667 shares of common stock in
connection with interest owed                        10,667              43          19,957

Net (loss)                                                                                         (42,900)

Balance at August 31, 1998                       10,168,654          64,510       1,303,045     (1,928,622)

Conversion of debentures to common               16,000,000          64,000         436,000
stock

Net (loss)                                                                                          (13,686)

Balance at August 31, 1999                       26,168,654     $   128,510     $ 1,739,045     $(1,942,308)
                                                 ===========    ============    ============    ============


  The accompanying notes are an integral of part of these financial statements.



                      CTC COSMETICS HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED AUGUST 31, 1999



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

2. INVESTMENT IN AND ACCOUNT RECEIVABLE FROM CTC COSMETICS HOLDINGS (BVI) CO.
LTD.

The Company has concluded that the amounts invested in and due from CTC Cosmetics Holdings (BVI) Co. Ltd. are worthless and un- collectable because the assets are held in China and it is not possible to initiate legal proceedings in China. However, the Company is continuing to explore other possible means of securing assets or payment relative to this matter.


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

During September 1998 Voyager Select IPO Fund, Ltd. converted the debentures outstanding of $500,000 acquiring 16,000,000 shares of common stock based on the average bid and ask prices of common stock ($.03125) as reflected on NASDAQ on August 31, 1998. Voyager holds 61.3% of outstanding common stock of the Company.


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


ITEM 10. EXECUTIVE COMPENSATION

         There is no information available as to what cash compensation was paid by the Company to its Chinese executive officers in fiscal 1999, and whether such compensation exceeded $100,000 per fiscal year. Current officers have not received any compensation for their services for fiscal 1999.

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