Form 10KSB
period 2000-08-31
CTC COSMETICS HOLDINGS CO INC
filed 2000-10-10
CIK 838783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB



[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended August 31, 2000

[ ] Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period _____ to______


                         COMMISSION FILE NUMBER 0-22749



                      CTC COSMETICS HOLDINGS COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                  87-0415594
----------------------------------             ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


129 Front Street, Penthouse Suite, Hamilton, HM 12 Bermuda       (441) 296-4545
--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

Westwind Group, Inc. 1745 Westwood Blvd, Los Angeles, Ca. 90024
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No_____


The number of shares of the registrant's common stock as of August 31, 2000:
262,263 shares.

         Documents Incorporated by Reference - See Exhibit Index


Transitional Small Business Disclosure Format (check one):   Yes ____ No__X__

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

During 1998 Voyager converted the debentures and warrants acquiring 16,000,000 shares of common stock. On January 21, 2000 Voyager held 61.3% of outstanding common stock of the Company. On February 2, 2000 the Board of Directors were removed and replaced by new Directors.

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

The number of shares of common stock of the Company presented in this report reflects the effect of the Reverse Stock Split.

The Company's Board of Directors is considering alternative businesses opportunities.

Item 2. Description of Properties

The Company does not lease any offices at present time. The Company is sharing the offices of Voyager on as needed basis at no charge to the Company.


Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company are subject.


Item 4. Submission of matters to a vote of security holders

On February 22, 1999, the majority shareholder of the Company (61.3%) took a corporate action by a written consent without a meeting by which the majority shareholder removed the following five directors, which represented the Board of Directors of the Company: Paul K. W. Tso, Mark K. W. Lee, Li Wai Zen, Shaw Shui and Hao Kwui Fong. Such directors were removed for their breach of fiduciary duty to the shareholders of the Company by failing to provide current financial information of the Company, failure to respond to shareholders' inquiries and failure to comply with the disclosure requirements of the Exchange act of 1934 by non-filing of the required periodic and annual reports. The majority shareholder elected new Board of Directors of the Company comprised of: Andrew
K. Proctor, Riccardo Cannavielo and Paul D. Lemmon.

As of May 12, 2000, the majority shareholder of the Company (61.3%) took a corporate action by a written consent without a meeting by which the majority shareholders effected a 100-for-1 reverse stock split of the presently issued and outstanding shares of Common Stock of the Company. The amendment to the Company's Certificate of Incorporation became effective upon filing of the amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State Information Statement on Schedule 14C of such action was sent of the Company's shareholders.

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

As of August 31, 2000, there were approximately 720 record holders of the Company's Common Stock. The Company effected a 100-for-1 reverse split of its Common Stock in May, 2000, which reverse stock split did not affect the number of the Company's shareholders.

DIVIDEND POLICY
---------------

        The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

Item 6. Management's discussion of financial condition and results of operations

There has been no activity in the Company's operations; see Financial
Statements.

Item 7. Financial statements

Independent Auditors' Report of William D. Lindberg.........................F-1

Consolidated Balance Sheets as of August 31, 1999 and 2000..................F-4

Consolidated Statements of Operations for the years ended August 31,
     1998, 1999 and 2000....................................................F-5

Consolidated Statements of Stockholders' Equity for the years ended
     August 31, 1998, 1999 and 2000.........................................F-6

Consolidated Statements of Cash Flows for the years ended August 31,
     1998, 1999 and 2000....................................................F-7

Notes to Consolidated Financial Statements..................................F-8

                               WILLIAM D. LINDBERG
                           CERTIFIED PUBLIC ACCOUNTANT
                               1064 CLIPPER COURT
                              COSTA MESA, CA. 92627



To the Board of Directors and Stockholders of CTC Cosmetics Holdings Company, Inc.

I have audited the accompanying balance sheet of CTC Cosmetics Holdings Company, Inc. (a Delaware corporation), as of August 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and changes in financial position for the years ended August 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CTC Cosmetics Holdings Company, Inc., as of August 31, 2000 and 1999, and the results of its operations, shareholders' equity and its changes in financial position for the years ended August 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.


/s/ William D. Lindberg
September 29, 2000
Costa Mesa, Ca.

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                                  BALANCE SHEET
                         AS OF AUGUST 31, 2000 AND 1999

                                               August 31, 2000   August 31, 1999
                                               ---------------   ---------------

                       ASSETS

Cash and cash equivalents
Accounts receivable from CTC Cosmetics
Holdings (BVI) Co. Ltd.                                     -     $     500,000
Reserve for doubtful accounts                               -          (500,000)
                                               ---------------    --------------

Investment in CTC Cosmetics Holdings
(BVI) Co. Ltd.                                              -     $     900,000
Reserve for loss on investment                              -          (900,000)
                                               ---------------   ---------------


                Total assets                   $            0    $            0
                                               ===============   ===============


LIABILITIES AND SHAREHOLDERS'
 EQUITY

Accounts payable                               $       32,882    $       24,642
Loans from shareholders                                19,579             1,979
Accrued interest on debentures                         52,127            48,132

   Shareholders' equity
Preferred stock, $.01 par value 10,000,000
 shares authorized, no shares issued and
 outstanding
Common stock (par value $.004) 50,000,000
 shares authorized; August 31, 2000-
 262,263 and 1999-26,168,654 shares
 issued and outstanding                               128,510           128,510
Paid in capital                                     1,739,045         1,739,045
Retained earnings                                  (1,972,143)       (1,942,308)
                                               ---------------   ---------------


Total shareholders' equity                           (104,588)          (74,753)

Total liabilities and shareholders'
equity                                         $            0    $            0
                                               ===============   ===============



The accompanying notes are an integral of part of these financial statements.

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                             STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998

                                     Year ended      Year ended      Year ended
                                     August 31,      August 31,      August 31,
                                        2000           1999             1998
                                     -----------     -----------     -----------
Expenses
   Interest                          $    3,995      $   10,287      $   40,145
   Professional fees                     25,840           3,399           2,755
                                     -----------     -----------     -----------

Loss from operations before
 income taxes                            29,835          13,686          42,900

Income taxes                                  0               0               0
                                     -----------     -----------     -----------

Net (loss) from operations           $  (29,835)     $  (13,686)     $  (42,900)
                                     ===========     ===========     ===========



The accompanying notes are an integral of part of these financial statements.


                                  CTC COSMETICS HOLDINGS COMPANY, INC.
                              STATEMENT OF CHANGES IN FINANCIAL POSITION
                          FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998



                                                        Year ended      Year ended      Year ended
                                                         August 31,      August 31,      August 31,
                                                            2000           1999             1998
                                                        -----------     -----------     -----------
Funds provided from (used for) operations

     Net (loss)                                         $  (25,835)     $  (13,686)     $  (42,900)

Funds provided by (used for) working capital
     Accounts payable                                        8,240           1,420           2,755
     Accrued interest                                        3,995          10,287          20,145
     Shareholder loans                                      17,600           1,979               0


Funds provided from (used for) financing activities
     Debentures 8% converted to stock                            -         500,000               -
     Reduction of debentures payable                             -        (500,000)              -
     Proceeds of stock issued for interest                       -               -          20,000
                                                        -----------     -----------     -----------

Net funds provided from (used for) all activities                0               0               0

Cash balance at beginning of year                                0               0               0

Cash balance at end of year                             $        0      $        0      $        0
                                                        ===========     ===========     ===========



The accompanying notes are an integral of part of these financial statements.


                                     CTC COSMETICS HOLDINGS COMPANY, INC.
                                      STATEMENT OF SHAREHOLDERS' EQUITY
                             FOR THE YEAR ENDED AUGUST 31, 1999, 1998 AND 1997


                                                                                  Addition
                                                        Common Stock              Paid-In        Retained
                                                                                  Capital        Earnings
                                                ----------------------------    ------------    ------------
                                                   Shares         Amount
                                                ------------    ------------
Balance September 1, 1996                         7,422,768     $     29,691    $   124,098     $    78,277

Two existing subsidiaries spun off to its
majority shareholders in exchange for
cancellation of a total of 960,912 pre-split
shares of common stock                             (960,912)         (3,844)        (16,065)       (212,157)
                                                ------------    ------------    ------------    ------------
Total shares before reverse stock split           6,461,856          25,847         108,033        (133,880)
                                                ============    ============    ============    ============

Reverse stock split, 1 share of common stock
was exchanged for 12.93 new shares                  502,387          25,847         108,033        (133,880)

Issued 9,000,000 shares of common stock to
acquire all the issued and outstanding shares
of CTC Cosmetics Holdings (BVI) Co., Ltd.
50,000 shares                                     9,000,000          36,000         864,000               -

Issued 600,000 shares of common stock in
connection with advisory corporate and
financial consulting services                       600,000           2,400          57,600               -

Issued 55,600 shares of common stock in
connection with consulting services agreement
                                                     55,600             220         253,455               -

Net (loss)                                                -               -               -      (1,751,842)
                                                ------------    ------------    ------------    ------------

Balance at August 31, 1997                       10,157,987          64,467       1,283,088      (1,885,722)


  The accompanying notes are an integral of part of these financial statements.


                                           CTC COSMETICS HOLDINGS COMPANY, INC.
                                            STATEMENT OF SHAREHOLDERS' EQUITY
                                    FOR THE YEAR ENDED AUGUST 31, 2000, 1999 AND 1998
                                                      (continued)

                                                                                  Addition
                                                        Common Stock              Paid-In        Retained
                                                                                  Capital        Earnings
                                                ----------------------------    ------------    ------------
                                                   Shares         Amount
                                                ------------    ------------
Balance at August 31, 1997                       10,157,987          64,467       1,283,088      (1,885,722)

Issued 10,667 shares of common stock in
connection with interest owed                        10,667              43          19,957               -

Net (loss)                                                -               -               -         (42,900)
                                                ------------    ------------    ------------    ------------

Balance at August 31, 1998                       10,168,654          64,510       1,303,045      (1,928,622)

Conversion of debentures to common stock
                                                 16,000,000          64,000         436,000               -

Net (loss)                                                -               -               -         (13,686)
                                                ------------    ------------    ------------    ------------

Balance at August 31, 1999                       26,168,654         128,510       1,739,045       (1942,308)

Common stock reconstituted such that one new
share was issued for 100 old shares             (25,906,391)              -               -               -

Net (loss)                                                -               -               -         (29,835)
                                                ------------    ------------    ------------    ------------

Balance at August 31, 2000                          262,263     $   128,510     $ 1,739,045     $(1,972,143)
                                                ============    ============    ============    ============


  The accompanying notes are an integral of part of these financial statements.

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED AUGUST 31, 2000

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

                      CTC COSMETICS HOLDINGS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED AUGUST 31, 2000

1. GENERAL (Continued)

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


2. INVESTMENT IN AND ACCOUNT RECEIVABLE FROM CTC COSMETICS HOLDINGS (BVI) CO.
   LTD.

The Company in prior years concluded that the amounts invested in and due from CTC Cosmetics Holdings (BVI) Co. Ltd. were probably worthless and\or un-collectable because the assets are held in China. During the year the Company concluded that the investment was worthless and the receivable was uncollectable and there would be no further efforts to collect on them and they were written-off.


3. STOCK ISSUED

As discussed in Note 1 above the Company received all of the issued and outstanding shares of CTC Cosmetics Holdings (BVI) Co. Ltd. (50,000 shares) as of March 21, 1997, in exchange for 9,000,000 shares of the Company. The Company valued such shares based on the average of the closing bid and ask prices of the Company's common stock ($0.10) as reflected on NASD over-the-counter Bulletin Board ("OTC BB") on March 31, 1997.

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

In May 2000 the Company approved and issued 1 new share for each 100 outstanding shares.


4. INCOME TAXES

The Company has not recorded any income tax benefits that may arise from losses incurred because there is no assurance of recovery. The Company has a loss carry-forward of approximately $980,000.


5. SUBSEQUENT EVENTS

Voyager has agreed to pay all expenses of the Company until such time as normal operations can be restored.

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure

Because the prior Board of Directors (as discussed in Item 1. Business) did not take any action in appointing accountants the current Board of Directors have appointed William D. Lindberg, CPA as accountant and auditor. The Company is not aware of any disagreement with accountants on accounting and financial disclosure subsequent to the new Board of Directors assuming office.

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

PAUL D. LEMMON, age 38, Director and Vice President and Secretary of the Company since February, 2000. Mr. Lemmon is a Managing Director of VOYAGER Management (Bermuda), LTD. and VOYAGER Financial Services LTD. From March 1993 to May 1996, Mr. Lemmon was an Officer of Butterfield Corporate Services, LTD., a subsidiary of the Bank of Butterfield, Bermuda. Mr. Lemmon was responsible for business development at Butterfield Corporate Services, LTD. where his responsibilities included the development, administration and custody of third party sponsored investment companies, mutual funds, and partnerships. From 1988 to 1993, Mr. Lemmon was President of Yorkhill Financial Services, Inc., an investment and merchant banking company in New Brunswick, Canada. Mr. Lemmon serves on the board of directors of several companies, including mutual fund companies. He received a Bachelor of Science in Geology from Mount Allison University and was educated at the Universite de Strasbourg, France and the Canadian Securities Institute. Mr. Lemmon is also the holder of the Certified Investment Manager designation. Mr. Lemmon has served as a member of the International Marketing Committee of the Bermuda International Business Association and on the International Committee of the US Managed Futures Association. Trade Class Strategy.

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


ITEM 10. EXECUTIVE COMPENSATION

         There is no information available as to what cash compensation was paid by the Company to its Chinese executive officers in a part of fiscal 2000, if any, and whether such compensation exceeded $100,000 per fiscal year. Current officers have not received any compensation for their services for fiscal 2000.

COMPENSATION OF DIRECTORS

         There is no information available as to whether any of the Company's Chinese directors received any type of compensation in conjunction with their services as directors. The Company's current directors will be reimbursed for their out-of-pocket expenses, if any, for attending Board of Directors meetings.

Item 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS, DIRECTORS AND OFFICERS. The following table sets forth the beneficial ownership of the Company's Common Stock, as of September 30, 2000, by (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (ii) each current and nominee director and officer of the Company, and (iii) all current directors and executive officers of the Company as a group. The information set forth in the table and accompanying footnotes has been furnished by the named beneficial owners. An asterisk denotes beneficial ownership of less than 1%.


                                       Amount of
Name and                               Beneficial                   Percent of
Address                                Ownership                      Class
--------                               ----------                 --------------

Voyager Select IPO Fund, Ltd. (1)      160,000 (1)                    61%

Andrew K. Proctor (2)                        0 (2)                     0%
Chief Financial Officer and Director

Paul D. Lemmon (3)                           0 (3)                     0%
Vice President, Secretary and Director

Riccardo W. Cannaviello (4)                  0                         0%
President and Director

Paul K.W. Tso (5)                        51,273                     19.6%
Former Chairman of the Board
of Directors and Chief Executive
  Officer

Mark K.W. Lee (5)                        13,977                      5.3%
Former Vice-Chairman, President
and Secretary

Li Wai Zen, Former Director (5)               0                        0%

Shaw Shui, Former Director (5)                0                        0%

Hao Kwoi Fong, Former Director (5)            0                        0%

All Current Directors and Officers
as a Group (3 persons)                        0                        0%
-------------------------------


As used in this table, "beneficial ownership" is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to the Company's knowledge the stockholders named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

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

The percentage of beneficial ownership is based upon 262,263 shares of Common Stock outstanding as of September 30, 2000, which number of shares has been adjusted to reflect the 100-for-1 reverse stock split of the Company effected in May, 2000.

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

          (b)    Reports on Form 8-K
                 -------------------

                None filed in Fiscal 2000

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 30, 2000.


                                            CTC Cosmetics Holdings Company, Inc.

 Dated: September 30, 2000                       By: /s/ Riccardo W. Cannaviello
                                               ---------------------------------
                                               Riccardo W. Cannaviello
                                               President



 Dated: September 30, 2000                       By: /s/ Andrew K. Proctor
                                                -------------------------------
                                                Andrew K. Proctor
                                                Chief Financial Officer