Form 10QSB
period 2000-11-30
COMBINE CORP
filed 2002-03-28
CIK 838783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2000

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                         COMMISSION FILE NUMBER: 0-22749



                                  COMBINE CORP.
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

CTC Cosmetics Holdings Company, Inc.
------------------------------------
Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the post 90 days. Yes ____ No_X___


The number of shares of the registrant's common stock issued as of November 30, 2000, 6,477,114 shares.

Transitional Small Business Disclosure Format (check one): Yes ____ No _X__

TABLE OF CONTENTS                                                           PAGE
-----------------                                                           ----


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheets                                                       3
(b)      Statements of Operations                                             4
(c)      Statements of Cash Flows                                             5
(d)      Statement of Shareholders' Equity                                    6
(e)      Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     9

PART II. OTHER INFORMATION                                                    9

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                                    10

FINANCIAL DATA SCHEDULE                                                       11


                                       COMBINE CORP.
                               (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEETS
                           AS OF NOVEMBER 30 AND AUGUST 31, 2000


                                                        November 30,        August 31,
                                                           2000                2000
                                                      ----------------   ----------------
                                                        (UNAUDITED)
ASSETS

Cash                                                  $            --    $            --
                                                      ----------------   ----------------
     Total assets                                     $            --    $            --
                                                      ================   ================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                    $        36,262    $        32,882
  Loans from shareholders                                      26,579             19,579
  Accrued interest on debentures                                   --             52,127
                                                      ----------------   ----------------
      Total current liabililties                               62,841            104,588

Shareholders' equity
  Preferred stock, $.01 par value 10,000,000 shares
     authorized, no shares issued and outstanding
  Common stock (par value $.004) 50,000,000 shares
     authorized; November 30, and August 31, 2000-
     6,477,114 and 262,263 shares issued and
     outstanding respectively                                  25,908              1,049
  Paid in capital                                           1,894,473          1,866,506
  Accumulated deficit during development stage             (1,983,222)        (1,972,143)
                                                      ----------------   ----------------

     Total shareholders' equity                               (62,841)          (104,588)

Total liabilities and shareholders' equity            $            --    $            --
                                                      ================   ================



       The accompanying notes are an integral of part of these financial statements.




                                           COMBINE CORP.
                                   (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS
                         FOR THE QUARTERS ENDED NOVEMBER 30, 2000 AND 1999
                     AND CUMULATIVE FROM SEPTEMBER 1, 1997 TO NOVEMBER 30, 2000
                                            (UNAUDITED)
                                                Quarter           Quarter        Cumulative from
                                                 ended             ended         September 1, 1997
                                              November 30,       November 30,     to November 30,
                                                  2000              1999                2000
                                            ----------------   ----------------   ----------------
Expenses
Professional fees                           $        10,380    $            --    $        42,374
Interest                                                699                965             55,126
                                            ----------------   ----------------   ----------------

       Total expenses                                11,079                965             97,500
                                            ----------------   ----------------   ----------------

Loss  before income taxes and divestiture           (11,079)              (965)           (97,500)
Income tax                                               --                 --                 --
                                            ----------------   ----------------   ----------------
Loss before divestiture                             (11,079)              (965)           (97,500)
Divestiture of CTC Cosmetics Holdings
  Company, Inc.                                          --                 --         (1,885,722)
                                            ----------------   ----------------   ----------------
Net (loss)                                  $       (11,079)   $          (965)   $    (1,983,222)
                                            ================   ================   ================
Net (loss) per share                        $        (0.005)   $        (0.114)   $        (0.850)
                                            ================   ================   ================
Weighted average number of shares
  outstanding                                     2,333,880            262,263          2,333,880
                                            ================   ================   ================






           The accompanying notes are an integral of part of these financial statements.



                                                 4

                                               COMBINE CORP.
                                         STATEMENTS OF CASH FLOWS
                                       (A DEVELOPMENT STAGE COMPANY)
                             FOR THE QUARTERS ENDED NOVEMBER 30, 2000 AND 1999
                        AND CUMULATIVE FROM SEPTEMBER 1, 1997 TO NOVEMBER 30, 2000
                                                (UNAUDITED)

                                                       Quarter            Quarter         Cumulative from
                                                        ended              ended         September 1, 1997
                                                     November 30,        November 30,     to November 30,
                                                         2000               1999                2000
                                                   ----------------   ----------------   ----------------
CASH FLOW FROM OPERATING ACTIVITY
Net (loss)                                         $       (11,079)   $          (965)   $    (1,983,222)
Adjustments to reconcile net income to net cash
     Divestiture of CTC Cosmetics Holdings
       Company, Inc.                                            --                 --          1,885,722
     Shares issued for accrued interest                        699                 --             72,826
Increase (decrease) in operating liabilities
     Accrued interest                                           --                965            (17,700)
     Accounts payable                                        3,380                 --             15,795
                                                   ----------------   ----------------   ----------------
Net cash used in operating activity                         (7,000)                --            (26,579)

CASH FLOWS FROM FINANCING  ACTIVITY
     Increase in shareholder loans                           7,000                 --             26,579
                                                   ----------------   ----------------   ----------------


Net cash provided from (used for) all activities                --                 --                 --

Cash balance at beginning of year                               --                 --                 --
                                                   ----------------   ----------------   ----------------

Cash balance at November 30                        $            --    $            --    $            --
                                                   ================   ================   ================





               The accompanying notes are an integral of part of these financial statements.



                                                    5


                                                COMBINE CORP.
                                        (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF SHAREHOLDERS' EQUITY
                                 FROM SEPTEMBER 1, 1997 TO NOVEMBER 30, 2000
                                                 (UNAUDITED)


                                                                                                Accumulated
                                                                                 Addition     deficit during
                                                                                  Paid-In      development
                                                       Common Stock               Capital         stage
                                               -----------------------------   -------------  -------------
                                                  Shares          Amount
                                               -------------   -------------
Balance at September 30, 1997                    10,157,987    $     64,467    $  1,283,088   $ (1,885,722)

Issued 10,667 shares of common stock in for
  interest accrued                                   10,667              43          19,957

Net loss                                                                                           (42,900)
                                               -------------   -------------   -------------  -------------

Balance at August 31, 1998                       10,168,654          64,510       1,303,045     (1,928,622)

Conversion of debentures to common stock
                                                 16,000,000          64,000        436,000

Net loss                                                                                           (13,686)
                                               -------------   -------------   -------------  -------------

Balance at August 31, 1999                       26,168,654         128,510       1,739,045     (1,942,308)

Common stock reconstituted such that one new
  share was issued for 100 old shares           (25,906,391)       (127,461)        127,461

Net loss                                                                                           (29,835)
                                               -------------   -------------   -------------  -------------

Balance at August 31, 2000                          262,263    $      1,049    $  1,866,506   $ (1,972,143)

Issued common stock for interest accrued on
  October 31, 2000 at the conversion rate of
  $0.0085 per share                               6,214,851          24,859          27,967

Net loss                                                                                           (11,079)
                                               -------------   -------------   -------------  -------------

Balance at November 30, 2000                      6,477,114    $     25,908    $  1,894,473   $ (1,983,222)
                                               =============   =============   =============  =============






                The accompanying notes are an integral of part of these financial statements.

                                                     6

                                  COMBINE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

1. GENERAL

Combine Corp. (the "Company"), formerly known as CTC Cosmetics Holdings Company, Inc., is a Delaware corporation which was incorporated in the State of Delaware in March 1997. The Company was acquired in share exchange transaction by CTC Cosmetics Holdings (BVI) Co., Ltd., a British Virgin Islands corporation which held an investment in Cao Tain Cosmetic Holdings Limited that developed, manufactured and marketed skin and hair products, cosmetics, and cosmetic related chemical ingredients. The Company changed its name to its current name on September 18, 2000.

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

In September 1998, Voyager Select IPO Fund, Ltd. converted the outstanding debentures in the principal amount of $500,000 acquiring 16,000,000 shares of common stock based on the conversion price equal to the average bid and ask prices of common stock ($.03125) as reflected on NASDAQ on August 31, 1998.

Subsequent to the signing of the Agreement and the exchange of 9,000,000 shares for CTC Cosmetics Holding (BVI) Co. Ltd., the Board of Directors of the Company breached their fiduciary duty to the shareholders of the Company by failing to provide current financial information of the Company, failure to respond to shareholders' inquiries and failure to comply with the disclosure requirements of the Exchange act of 1934 by non-filing of the required periodic and annual reports.

On January 21, 2000 Voyager, which held 61.3% of outstanding common stock of the Company filed Schedule 14C with the Securities and Exchange Commission notifying the shareholders that the Chinese directors would be removed and new directors appointed by Voyager. On February 22, 2000 the Board of Directors comprised of Chinese directors was removed and replaced by new directors appointed by Voyager.

In May 2000, the Company approved 100-for-1 reverse stock split and issued one new share for each one hundred old shares. For stockholders with less than 100 shares, 1 share was issued. The reverse stock split has been reflected in the stockholders equity section. The paid in par value has been adjusted to reflect the reverse stock split.

In October 2000, the Company issued 6,214,851 shares of common stock in payment for interest accrued on the Voyager loan at ($0.0085) per share.

The Company after recognizing the loss on the forced divestiture in the fiscal year ended August 31, 1997 had no operations and has had none since that date.

2.  BASIS OF PRESENTATION

The financial statements have been prepared in a development stage company format as from September 1, 1997 as the Company has had no operations since its divestiture in 1997. Losses prior to August 31, 1997 have been accumulated as loss on divestiture accumulated in development stage. Losses subsequent to August 31, 1997 have been accumulated in their appropriate classification.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and attaining profitable operations in the future. The principal stockholder has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. As a result, the financial statements have been prepared in conformity with the principles applicable to a going concern.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The financial statements for the three months ended November 30, 2000 and 1999 should be read in conjunction with the audited financial statements and notes thereto as of the year ended August 31, 2000 included in the Company's 10-KSB filed with the Securities and Exchange Commission.

Certain reclassifications have been made in the financial statements of prior periods in order to make them comparable with the current financial statement presentation.


3. RELATED PARTY TRANSACTIONS

The loans from shareholder are non -interest bearing and currently payable.

The officers and directors represent the major shareholder. They receive no compensation from the Company's activities and the Company has reflected no expense in the statement of operations.

The office of the Company is contributed by the major shareholder at no cost to the Company.


4.  INCOME TAXES

The Company has a loss carry-forward of approximately $940,000 available to offset future years' taxable income, most of which will expire by 2017.

The company has not recorded the tax benefit of these carry-forward losses since realization is not certain.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This analysis contains forward-looking COMMENTS, WHICH are based on current information. Actual results in the future may differ materially.

As discussed in the notes to financial statements the Company at present has no activity. Current management is working to establish a new direction for the Company.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings NONE

Item 2.  Changes in Securities and Use of Proceeds

         There were 6,214,851 shares of common stock issued in payment of interest accrued on October 31, 2000 to the members of Voyager.

Item 3.  Defaults On Senior Securities      NONE

Item 4.  Submission of Items to a Vote      NONE

Item 5.  Other Information
         The Company's name was changed on September 18, 2000.

Item 6
(a)      Exhibits          NONE
(b)      Reports on Form 8K         NONE

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act Of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Combine Corp.


Dated: March 18, 2002                           By:  /s/ Andrew K. Procter
                                                     ---------------------------
                                                     Andrew K. Procter
                                                     Chief Financial Officer