Form 10QSB
period 2001-02-28
COMBINE CORP
filed 2002-03-28
CIK 838783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2001

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

CTC Cosmetics Holdings Company, Inc.
--------------------------------------------------------------
Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the post 90 days. Yes [ ] No [X]


The number of shares of the registrant's common stock issued as of February 28, 2001, 6,477,114 shares.


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

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                                   10

                                       COMBINE CORP.
                               (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEETS
                        AS OF FEBRUARY 28, 2001 AND AUGUST 31, 2000

                                                               February 28,    August 31,
                                                                  2001            2000
                                                               ------------   ------------
                                                               (UNAUDITED)
ASSETS

Cash                                                           $        --    $        --
                                                               ------------   ------------
     Total assets                                              $        --    $        --
                                                               ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities
Accounts payable                                               $    38,501    $    32,882
Loans from shareholders                                             26,579         19,579
Accrued interest on debentures                                          --         52,127
                                                               ------------   ------------
      Total current liabililties                                    65,080        104,588

     Shareholders' equity
Preferred stock, $.01 par value 10,000,000 shares
  authorized, no shares issued and outstanding
Common stock (par value $.004) 50,000,000 shares authorized;
February 28, 2001 and August 31, 2000- 6,477,114 and 262,263
  shares issued and outstanding respectively                        25,908          1,049
Paid in capital                                                  1,894,473      1,866,506
Accumulated deficit during development stage                    (1,985,461)    (1,972,143)
                                                               ------------   ------------

     Total shareholders' equity                                    (65,080)      (104,588)

Total liabilities and shareholders' equity                     $        --    $        --
                                                               ============   ============

       The accompanying notes are an integral of part of these financial statements.

                                            3

                                          COMBINE CORP.
                                  (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF OPERATIONS
                       FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001 AND 2000
                    AND CUMULATIVE FROM SEPTEMBER 1, 1997 TO FEBRUARY 28, 2001
                                           (UNAUDITED)

                                                                                    Cumulative from
                                                                                     September 1,
                                             Six months ended   Six months ended        1997 to
                                               February 28,       February 28,       February 28,
                                                   2001               2000               2001
                                               ------------       ------------       ------------
Expenses
Professional fees                              $    12,619        $     4,064        $    44,613
Interest                                               699              1,944             55,126
                                               ------------       ------------       ------------

       Total expenses                               13,318              6,008             99,739
                                               ------------       ------------       ------------

Loss before income taxes and divestiture           (13,318)            (6,008)           (99,739)
Income tax                                              --                 --                 --
                                               ------------       ------------       ------------
Loss before divestiture                            (13,318)            (6,008)           (99,739)
Divestiture of CTC Cosmetics Holdings
  Company, Inc.                                         --                 --         (1,885,722)
                                               ------------       ------------       ------------
Net (loss)                                     $   (13,318)       $    (6,008)       $(1,985,461)
                                               ============       ============       ============
Net (loss) per share                           $    (0.003)       $    (0.114)       $    (0.451)
                                               ============       ============       ============
Weighted average number of shares
  outstanding                                    4,405,497            262,263          4,405,497
                                               ============       ============       ============

          The accompanying notes are an integral of part of these financial statements.

                                                4

                                               COMBINE CORP.
                                         STATEMENTS OF CASH FLOWS
                                       (A DEVELOPMENT STAGE COMPANY)
                            FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001 AND 2000
                        AND CUMULATIVE FROM SEPTEMBER 1, 1997 TO FEBRUARY 28, 2001
                                                (UNAUDITED)

                                                                                           Cumulative from
                                                                                             September 1,
                                                     Six months ended   Six months ended        1997 to
                                                       February 28,       February 28,       February 28,
                                                           2001               2000               2001
                                                       ------------       ------------       ------------
CASH FLOW FROM OPERATING ACTIVITY
Net (loss)                                             $   (13,318)       $    (6,008)       $(1,985,461)
Adjustments to reconcile net income to net cash
     Divestiture of CTC Cosmetics Holdings
       Company, Inc.                                            --                 --          1,885,722
     Shares issued for accrued interest                        699                 --             72,826
 Increase (decrease) in operating liabilities
     Accrued interest                                           --              1,944            (17,700)
     Accounts payable                                        5,619               (389)            18,034
                                                       ------------       ------------       ------------
Net cash used in operating activity                         (7,000)             4,453            (26,579)

CASH FLOWS FROM FINANCING  ACTIVITY
     Increase in shareholder loans                           7,000              4,453             26,579
                                                       ------------       ------------       ------------

Net cash provided from (used for) all activities                --                 --                 --

Cash balance at beginning of year                               --                 --                 --
                                                       ------------       ------------       ------------

Cash balance at February 28                            $        --        $        --        $        --
                                                       ============       ============       ============

               The accompanying notes are an integral of part of these financial statements.

                                                     5

                                                 COMBINE CORP.
                                         (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF SHAREHOLDERS' EQUITY
                                  FROM SEPTEMBER 1, 1997 TO FEBRUARY 28, 2001
                                                  (UNAUDITED)

                                                                                                   Accumulated
                                                         Common Stock                Addition     deficit during
                                                 -----------------------------       Paid-In       development
                                                    Shares           Amount          Capital          stage
                                                 ------------     ------------     ------------    ------------
Balance at September 30, 1997                     10,157,987      $    64,467      $ 1,283,088     $(1,885,722)

Issued 10,667 shares of common stock in
  for interest accrued                                10,667               43           19,957

Net loss                                                  --               --               --         (42,900)
                                                 ------------     ------------     ------------    ------------

Balance at August 31, 1998                        10,168,654           64,510        1,303,045      (1,928,622)

Conversion of debentures to common stock          16,000,000           64,000          436,000

Net loss                                                  --               --               --         (13,686)
                                                 ------------     ------------     ------------    ------------

Balance at August 31, 1999                        26,168,654          128,510        1,739,045      (1,42,308)

Common stock reconstituted such that one new
  share was issued for 100 old shares            (25,906,391)        (127,461)         127,461              --

Net loss                                                  --               --               --         (29,835)
                                                 ------------     ------------     ------------    ------------

Balance at August 31, 2000                           262,263      $     1,049      $ 1,866,506     $(1,972,143)

Issued common stock for interest accrued on
  October 31, 2000 at the conversion rate of
  $0.0085 per share                                6,214,851           24,859           27,967              --

Net loss                                                  --               --               --         (13,318)
                                                 ------------     ------------     ------------    ------------

Balance at February 28, 2001                       6,477,114      $    25,908      $ 1,894,473     $(1,985,461)
                                                 ============     ============     ============    ============

                 The accompanying notes are an integral of part of these financial statements.

                                                       6

                                  COMBINE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001 AND 2000
                                   (UNAUDITED)

1. GENERAL

Combine Corp. (the "Company"), formerly known as CTC Cosmetics Holdings Company, Inc., is a Delaware corporation, which was incorporated in the State of Delaware in March 1997. The Company was acquired in share exchange transaction by CTC Cosmetics Holdings (BVI) Co., Ltd., a British Virgin Islands corporation which held an investment in Cao Tain Cosmetic Holdings Limited that developed, manufactured and marketed skin and hair products, cosmetics, and cosmetic related chemical ingredients. The Company changed its name to its current name on September 18, 2000.

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

The financial statements for the six months ended February 28, 2001 and 2000 should be read in conjunction with the audited financial statements and notes thereto as of the year ended August 31, 2000 included in the Company's 10-KSB filed with the Securities and Exchange Commission.

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