Form 10QSB
period 2001-05-31
COMBINE CORP
filed 2002-03-28
CIK 838783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2001

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


The number of shares of the registrant's common stock issued as of May 31, 2001, 6,477,114 shares.


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

                                         COMBINE CORP.
                                 (A DEVELOPMENT STAGE COMPANY)
                                        BALANCE SHEETS
                            AS OF MAY 31, 2001 AND AUGUST 31, 2000

                                                                   May 31,         August 31,
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

     Shareholders' equity
Preferred stock, $.01 par value 10,000,000 shares
  authorized, no shares issued and outstanding
Common stock (par value $.004) 50,000,000 shares authorized;
  May 31, 2001 and August 31, 2000- 6,477,114 and 262,263
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

                                              3

                                          COMBINE CORP.
                                  (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF OPERATIONS
                         FOR THE NINE MONTHS ENDED MAY 31, 2001 AND 2000
                      AND CUMULATIVE FROM SEPTEMBER 1, 1997 TO MAY 31, 2001
                                           (UNAUDITED)

                                               Nine months        Nine months      Cumulative from
                                                 ended              ended            September 1,
                                                 May 31,            May 31,         1997 to May 31,
                                                  2001               2000               2001
                                               ------------       ------------       ------------
Expenses
Professional fees                              $    12,619        $    21,400        $    44,613
Interest                                               699              2,944             55,126
                                               ------------       ------------       ------------

       Total expenses                               13,318             24,344             99,739
                                               ------------       ------------       ------------

Loss before income taxes and divestiture           (13,318)           (24,344)           (99,739)
Income tax                                              --                 --                 --
                                               ------------       ------------       ------------
Loss before divestiture                            (13,318)           (24,344)           (99,739)
Divestiture of CTC Cosmetics Holdings
  Company, Inc.                                         --                 --         (1,885,722)
                                               ------------       ------------       ------------
Net (loss)                                     $   (13,318)       $   (24,344)       $(1,985,461)
                                               ============       ============       ============
Net (loss) per share                           $    (0.003)       $    (0.093)       $    (0.390)
                                               ============       ============       ============
Weighted average number of shares
  outstanding                                    5,096,036            262,263          5,096,036
                                               ============       ============       ============

          The accompanying notes are an integral of part of these financial statements.

                                                4

                                              COMBINE CORP.
                                        STATEMENTS OF CASH FLOWS
                                      (A DEVELOPMENT STAGE COMPANY)
                             FOR THE NINE MONTHS ENDED MAY 31, 2001 AND 2000
                          AND CUMULATIVE FROM SEPTEMBER 1, 1997 TO MAY 31, 2001
                                               (UNAUDITED)

                                                       Nine months        Nine months      Cumulative from
                                                         ended              ended            September 1,
                                                         May 31,            May 31,         1997 to May 31,
                                                          2001               2000               2001
                                                      ------------       ------------       ------------
CASH FLOW FROM OPERATING ACTIVITY
Net (loss)                                            $   (13,318)       $   (24,344)       $(1,985,461)
Adjustments to reconcile net income to net cash
     Divestiture of CTC Cosmetics Holdings
       Company, Inc.                                           --                 --          1,885,722
     Shares issued for accrued interest                       699                 --             72,826
 Increase (decrease) in operating liabilities
     Accrued interest                                          --              2,944            (17,700)
     Accounts payable                                       5,619              6,947             18,034
                                                      ------------       ------------       ------------
Net cash used in operating activity                        (7,000)           (14,453)           (26,579)

CASH FLOWS FROM FINANCING  ACTIVITY
     Increase in shareholder loans                          7,000             14,453             26,579
                                                      ------------       ------------       ------------

Net cash provided from (used for) all
  activities                                                   --                 --                 --

Cash balance at beginning of year                              --                 --                 --
                                                      ------------       ------------       ------------

Cash balance at May 31                                $        --        $        --        $        --
                                                      ============       ============       ============

              The accompanying notes are an integral of part of these financial statements.

                                                    5

                                                     COMBINE CORP.
                                             (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENT OF SHAREHOLDERS' EQUITY
                                         FROM SEPTEMBER 1, 1997 TO MAY 31, 2001
                                                      (UNAUDITED)

                                                                                                           Accumulated
                                                            Common Stock                  Addition        deficit during
                                                   -------------------------------         Paid-In         development
                                                      Shares           Amount              Capital            stage
                                                   ------------       ------------       ------------      ------------
Balance at September 30, 1997                       10,157,987        $    64,467        $ 1,283,088       $(1,885,722)

Issued 10,667 shares of common stock in
  for interest accrued                                  10,667                 43             19,957

Net loss                                                    --                 --                 --           (42,900)
                                                   ------------       ------------       ------------      ------------

Balance at August 31, 1998                          10,168,654             64,510          1,303,045        (1,928,622)

Conversion of debentures to common stock
                                                    16,000,000             64,000            436,000                --

Net loss                                                    --                 --                 --           (13,686)
                                                   ------------       ------------       ------------      ------------

Balance at August 31, 1999                          26,168,654            128,510          1,739,045        (1,42,308)

Common stock reconstituted such that one new
  share was issued for 100 old shares              (25,906,391)          (127,461)           127,461                --

Net loss                                                    --                 --                 --           (29,835)
                                                   ------------       ------------       ------------      ------------

Balance at August 31, 2000                             262,263        $     1,049        $ 1,866,506       $(1,972,143)

Issued common stock for interest accrued on
  October 31, 2000 at the conversion rate of
  $0.0085 per share                                  6,214,851             24,859             27,967                --

Net loss                                                    --                 --                 --           (13,318)
                                                   ------------       ------------       ------------      ------------

Balance at May 31, 2001                              6,477,114        $    25,908        $ 1,894,473       $(1,985,461)
                                                   ============       ============       ============      ============

                     The accompanying notes are an integral of part of these financial statements.

                                                           6

                                  COMBINE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2001 AND 2000
                                   (UNAUDITED)

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

The financial statements for the nine months ended May 31, 2001 and 2000 should be read in conjunction with the audited financial statements and notes thereto as of the year ended August 31, 2000 included in the Company's 10-KSB filed with the Securities and Exchange Commission.

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