Form 10QSB
period 2001-11-30
COMBINE CORP
filed 2002-03-28
CIK 838783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2001

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


The number of shares of the registrant's common stock issued as of November 30, 2001, 6,477,114 shares.


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

                                           COMBINE CORP.
                                   (A DEVELOPMENT STAGE COMPANY)
                                           BALANCE SHEETS
                               AS OF NOVEMBER 30 AND AUGUST 31, 2001

                                                                    November 30,        August 31,
                                                                        2001               2001
                                                                    ------------       ------------
                                                                    (UNAUDITED)
ASSETS

Cash                                                                $        --        $        --
                                                                    ------------       ------------
     Total assets                                                   $        --        $        --
                                                                    ===========        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities
Accounts payable                                                    $    40,823        $    40,823
Loans from shareholders                                                  26,579             26,579
                                                                    ------------       ------------
      Total current liabililties                                         67,402             67,402

     Shareholders' equity
Preferred stock, $.01 par value 10,000,000 shares authorized, no shares issued and outstanding
Common stock (par value $.004) 50,000,000 shares authorized;
November 30, and August 31, 2001- 6,477,114 shares issued
  and outstanding                                                        25,908             25,908
Paid in capital                                                       1,894,473          1,894,473
Accumulated deficit during development stage                         (1,987,783)        (1,987,783)
                                                                    ------------       ------------

     Total shareholders' equity                                         (67,402)           (67,402)

Total liabilities and shareholders' equity                          $        --        $        --
                                                                    ============       ============

           The accompanying notes are an integral of part of these financial statements.

                                                 3

                                         COMBINE CORP.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS
                       FOR THE QUARTERS ENDED NOVEMBER 30, 2001 AND 2000
                   AND CUMULATIVE FROM SEPTEMBER 1, 1997 TO NOVEMBER 30, 2001
                                          (UNAUDITED)

                                                                                 Cumulative from
                                                                                   September 1,
                                              Quarter ended    Quarter ended         1997 to
                                               November 30,     November 30,       November 30,
                                                   2001             2000               2001
                                               -----------      ------------       ------------
Expenses
Professional fees                              $                $    10,380        $    44,613
Interest                                                                699             57,448
                                               -----------      ------------       ------------
                                                    NO
       Total expenses                            ACTIVITY            11,079            102,061
                                               -----------      ------------       ------------

Loss  before income taxes and divestiture                           (11,079)          (102,061)
Income tax                                                               --                 --
                                               -----------      ------------       ------------
Loss before divestiture                                             (11,079)          (102,061)
Divestiture of CTC Cosmetics Holdings
  Company, Inc.                                                          --         (1,885,722)
                                               -----------      ------------       ------------
Net (loss)                                     $                $   (11,079)       $(1,987,783)
                                               ===========      ============       ============
Net (loss) per share                           $                $    (0.005)       $    (0.850)
                                               ===========      ============       ============
Weighted average number of shares
  outstanding                                   6,477,114         2,333,880          6,477,114
                                               ===========      ============       ============

         The accompanying notes are an integral of part of these financial statements.

                                               4

                                              COMBINE CORP.
                                        STATEMENTS OF CASH FLOWS
                                      (A DEVELOPMENT STAGE COMPANY)
                            FOR THE QUARTERS ENDED NOVEMBER 30, 2001 AND 2000
                       AND CUMULATIVE FROM SEPTEMBER 1, 1997 TO NOVEMBER 30, 2001
                                               (UNAUDITED)

                                                                                          Cumulative from
                                                                                            September 1,
                                                      Quarter ended     Quarter ended         1997 to
                                                       November 30,      November 30,       November 30,
                                                           2001              2000               2001
                                                      ------------       ------------       ------------
CASH FLOW FROM OPERATING ACTIVITY
Net (loss)                                            $        --        $   (11,079)       $(1,987,783)
Adjustments to reconcile net income to net cash
     Divestiture of CTC Cosmetics Holdings                  NO
       Company, Inc.                                                              --          1,885,722
     Shares issued for accrued interest                  ACTIVITY                699             72,826
 Increase (decrease) in operating liabilities
     Accrued interest                                                             --            (17,700)
     Accounts payable                                                          3,380             20,356
                                                      ------------       ------------       ------------
Net cash used in operating activity                                           (7,000)           (26,579)

CASH FLOWS FROM FINANCING  ACTIVITY
     Increase in shareholder loans                                             7,000             26,579
                                                      ------------       ------------       ------------


Net cash provided from (used for) all
  activities                                                   --                 --                 --

Cash balance at beginning of year                              --                 --                 --
                                                      ------------       ------------       ------------

Cash balance at November 30                           $        --        $        --        $        --
                                                      ============       ============       ============

              The accompanying notes are an integral of part of these financial statements.

                                                   5

                                                     COMBINE CORP.
                                             (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENT OF SHAREHOLDERS' EQUITY
                                      FROM SEPTEMBER 1, 1997 TO NOVEMBER 30, 2001
                                                      (UNAUDITED)

                                                                                                           Accumulated
                                                            Common Stock                  Addition        deficit during
                                                   -------------------------------         Paid-In         development
                                                      Shares             Amount            Capital            stage
                                                   ------------       ------------       ------------      ------------

Balance at September 30, 1997                       10,157,987        $    64,467        $ 1,283,088       $(1,885,722)

Issued 10,667 shares of common stock in for
  interest accrued                                      10,667                 43             19,957                --

Net loss                                                    --                 --                 --           (42,900)
                                                   ------------       ------------       ------------      ------------

Balance at August 31, 1998                          10,168,654             64,510          1,303,045        (1,928,622)

Conversion of debentures to common stock
                                                    16,000,000             64,000            436,000                --

Net loss                                                    --                 --                 --           (13,686)
                                                   ------------       ------------       ------------      ------------

Balance at August 31, 1999                          26,168,654            128,510          1,739,045        (1,42,308)

Common stock reconstituted such that one new
  share was issued for 100 old shares              (25,906,391)          (127,461)           127,461                --

Net loss                                                    --                 --                 --           (29,835)
                                                   ------------       ------------       ------------      ------------

Balance at August 31, 2000                             262,263              1,049          1,866,506        (1,972,143)

Issued common stock for interest accrued on
  October 31, 2000 at the conversion rate of
  $0.0085 per share                                  6,214,851             24,859             27,967                --

Net loss                                                    --                 --                 --           (15,640)
                                                   ------------       ------------       ------------      ------------

Balance at August 31. 2001                           6,477,114             25,908          1,894,473        (1,987,783)

NO ACTIVITY DURING PERIOD                                   --                 --                 --                --
                                                   ------------       ------------       ------------      ------------

Balance at November 30, 2001                         6,477,114        $     5,908        $   894,473       $(1,987,783)
                                                   ============       ============       ============      ============

                     The accompanying notes are an integral of part of these financial statements.

                                                           6

                                  COMBINE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

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

The financial statements for the three months ended November 30, 2001 and 2000 should be read in conjunction with the audited financial statements and notes thereto as of the year ended August 31, 2001 included in the Company's 10-KSB filed with the Securities and Exchange Commission.


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